Form 10-Q
period 1996-03-31
HEALTHCARE IMAGING SERVICES INC
filed 1996-05-16
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ x ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

                        Commission file number 000-19636

                        HEALTHCARE IMAGING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             22-3119929

(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

200 Schulz Drive, Middletown, New Jersey                              07701
(Address of principal executive offices)                             (Zip Code)

                                 (908) 224-9292
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Class                              Outstanding at May 15, 1996
     -----                              ---------------------------
    Common Stock, $.01 par value             4,961,974 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                            PAGE

Item 1.           Financial Statements:

  Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                                 3

  Consolidated Statements of Operations  -
         Three months ended March 31, 1996 and 1995                           4

  Consolidated Statement of Changes in Stockholders Equity
         For the three months ended March 31, 1996                            5

  Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995                           6

  Notes to Consolidated Financial Statements                                  8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                                   19












This Quarterly Report may include forward looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                        March 31,                  December 31,
ASSETS                                    1996                          1995
- - ------                                 ------------                 -----------

Current assets:
  Cash and cash equivalents           $  1,500,240                 $   281,416
  Accounts receivable   net              3,865,567                   3,713,531
  Prepaid expenses and other               274,461                     217,762
  Due from officer                         231,904                        -
                                       -----------                 -----------
         Total current assets            5,872,172                   4,212,709
                                       -----------                 -----------
Property, plant and equipment   net      5,030,953                   5,272,215
                                       -----------                 -----------
Other assets:
  Deferred costs - net                      29,782                      35,259
  Goodwill - net                           152,687                     157,314
  Due from officer                               -                     231,904
  Other                                     97,298                      97,298
                                        ----------                  ----------
         Total other assets                279,767                     521,775
                                       -----------                 -----------
Total assets                           $11,182,892                 $10,006,699
                                       ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses $ 1,040,534                   $ 765,258
 Current portion of capital lease
  obligations and long-term debt (of
  which $977,124 in 1996 and $933,818 in
  1995 is owed to DVI Financial Services,
  Inc., a related party)                 1,025,596                   1,001,414
 Reserve for restructuring costs         1,107,077                   1,285,790
 Income taxes payable                        4,690                           -
                                        ----------                 -----------
     Total current liabilities           3,177,897                   3,052,462
                                        ----------                 -----------
Non-current liabilities:
 Capital lease  obligations and long-term
   debt (of which  $2,802,838 in 1996 and
   $2,969,275 in 1995 is owed to DVI
   Financial Services, Inc., a
   related party)                        2,803,719                   2,973,752
 Reserve for restructuring costs           216,555                     301,693
                                       -----------                  ----------
     Total noncurrent liabilities        3,020,274                   3,275,445
                                       -----------                  ----------

Minority interest                          492,478                     455,916
                                       -----------                  ----------

Stockholders' equity:
  Convertible preferred stock,
   $.10 par value; 1,000,000 shares
   authorized, 660,000 shares outstanding
   at March 31, 1996                       66,000                           -
  Common stock, $.01 par value;
   50,000,000 shares authorized,
   4,961,974 shares outstanding at
   March 31, 1996 and 4,711,974 shares
   outstanding at December 31, 1995        49,620                       47,120
  Additional paid-in capital           11,841,050                    8,902,805
  Accumulated deficit                  (5,993,373)                  (5,727,049)
  Unearned compensation                (1,471,054)                           -
                                      ------------                 ------------
         Total stockholders' equity     4,492,243                    3,222,876
                                      ------------                 ------------
Total liabilities and
  stockholders' equity                $11,182,892                  $10,006,699
                                      ===========                  ===========

          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                       Three Months Ended
                                                            March 31,
                                                      1996            1995

Revenues                                           $2,354,892       $2,362,831
                                                   ----------       ----------
Operating Expenses:
 Salaries                                             666,069          674,381
 Other operating expenses                             585,553          619,839
 Films and supplies                                   135,812          130,687
 Equipment maintenance and repairs                    176,049          204,752
 Professional fees                                    120,009           77,860
 Depreciation and amortization                        381,475          447,097
 Interest                                             121,673          231,826
                                                      -------          -------
                                                    2,186,640        2,386,442
                                                    ---------        ---------

Income (loss) before non cash
 compensation charge, minority
 interests in joint ventures
 and income taxes                                     168,252          (23,611)
                                                      -------          --------

Non cash compensation charge                         (337,437)               -

Minority interests
 in joint ventures                                    (85,439)         (68,316)
                                                      --------         --------


Operating loss before
 income taxes                                        (254,624)         (91,927)

Income tax
 provision                                             11,700           48,000
                                                      --------         --------

Net loss                                            $(266,324)       $(139,927)
                                                    ==========       ==========
Weighted average
 common shares
 outstanding                                        4,711,974        4,711,974
                                                    =========        =========

Net loss per
 common share                                           $(.06)           $(.03)
                                                        ======           ======





          See accompanying notes to consolidated financial statements.

                         "HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES"
                    Consolidated Statement of Changes in Stockholders' Equity
                       "For the Three Months Ended March 31, 1996"





                                                                            Additional                                   Total
                                Preferred Stock       Common Stock          Paid In     Accumulated     Unearned    Stockholders
                                Shares    Amount      Shares       Amount   Capital       (Deficit)    Compensation   Equity


BALANCE, DECEMBER 31, 1995             0       0    4,711,974      $47,120   $8,902,805    $(5,727,049)        0         $3,222,876
 Net loss for the three months         0       0            0            0            0      $(266,324)        0          $(266,324)
 Proceeds from private placement,
 net of expenses of $151,746     660,000    $66,000         0            0   $1,132,254              0         0         $1,198,254
 Issuance of Restricted Stock
  Grant                                0       0      250,000       $2,500     $466,244              0     $(468,744)             0
 Unearned compensation on the
  issuance of stock options            0       0            0            0   $1,339,747              0   $(1,339,747)             0
 Amortization of unearned
  compensation for stock options
  and restricted stock grant           0       0            0            0            0              0      $337,437       $337,437

BALANCE, MARCH 31, 1996          660,000    $66,000  4,961,974      $49,620 $11,841,050    $(5,993,373)  $(1,471,054)    $4,492,243






                                   See accompanying notes to consolidated financial statements






               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        Three Months Ended
                                                             March 31,
                                                       1996             1995
Cash flows from operating activities:
  Net loss                                         $(266,324)        $(139,927)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
    Depreciation and amortization                    381,475           447,097
    Amortization of non-cash compensation            337,437                 -
    Minority interests in joint ventures              85,439            68,316
    Deferred income taxes                                  -            (4,000)
    Allowance for doubtful accounts
      receivable                                     (81,000)          192,000
Changes in assets and liabilities:
 Accounts receivable                                 (71,036)          216,257
 Prepaid expenses and other                          (56,699)          (38,686)
 Deferred costs                                       (6,167)          (19,953)
 Accounts payable and accrued expenses               275,276           217,816
 Income taxes payable                                  4,690            30,975
 Other assets                                              -            (2,973)
                                                     -------           --------
 Net cash provided by operating activities           603,091           966,922
                                                     -------           -------

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                         (23,242)           (2,393)
                                                     --------           -------

Cash flows from financing activities:
  Proceeds from private
    placement  net                                 1,198,254                 -
  Distributions to limited partners
    of joint ventures                                (48,877)          (53,402)
  Payments on note payable                           (19,181)          (16,900)
  Payments on capital lease obligations             (227,370)         (443,391)
  Proceeds received on sublease for
    restructured operations                           92,423           230,000
  Payments on reserve for restructuring
    costs                                           (356,274)         (682,067)
                                                    ---------         ---------
  Net cash provided by (used in) financing
    activities                                       638,975          (965,760)
                                                    --------          ---------
  Increase (decrease) in cash and cash
    equivalents                                    1,218,824            (1,231)
 Cash and cash equivalents at beginning
    of period                                        281,416           235,260
                                                    --------          --------
 Cash and cash equivalents at end of period       $1,500,240          $234,029
                                                  ==========          ========

                HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)



                                                        Three Months Ended
                                                             March 31,
                                                       1996            1995


Supplemental Cash Flow Information:

Interest paid during the period                      $124,192         $192,743
                                                     ========         ========

Income taxes paid during the period                    $7,010           $5,226
                                                       ======           ======

Supplemental Schedule of Noncash Investing and Financing Activities:

Capital leases principally for
  medical equipment                                  $100,700
                                                     ========




























          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

Note 1. - Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and the statements of operations and cash flows for the periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations expected for the year ending December 31, 1996 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by the Company's Form 10-K/A-2, which are on file at the Securities and Exchange Commission.

Note 2. - Adoption of Recently Issued Accounting Principles

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation which was adopted January 1, 1996 by the Company for certain non employee stock grants. The Company continues to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


Note 3. - Private Placement

     On February 9, 1996, the Company sold, pursuant to a private placement, 600,000 shares of its Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), for $2.25 per share resulting in net proceeds to the Company of $1,198,254. In connection with such private placement, the Company issued 60,000 shares of Series C Preferred Stock to the placement agent, Biltmore Securities, Inc. (the "Placement Agent") as its placement agent fee. At its 1996 Annual Meeting of Stockholders held on May 2, 1996, the Company obtained all requisite stockholder approvals to enable the holders of the Series C Preferred Stock to convert each share of Series C Preferred Stock into seven shares of Common Stock. At such meeting the Company also obtained stockholder approval for, among other things, an increase in its authorized Common Stock from 9 million to 50 million shares (the "Certificate Amendment"). The holders of the Series C Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agent's prior consent.

     The issuance of 660,000 shares of Series C Preferred Stock involves the potential for a significant change in the equity ownership of the Company because such shares may be converted into an aggregate of 4,620,000 shares of Common Stock, which represents approximately 48.2% of the outstanding Common Stock. The potential changes in ownership interests may have a significant impact on the Company's ability to utilize all of its net tax operating loss carryforwards. Management is currently in the process of determining the limitations, if any, on the Company's ability to utilize its net tax operating loss.

Note 4. - Issuances of Certain Stock Options and a Restricted Stock Grant

     In connection with the execution of a one year consulting agreement between the Placement Agent and the Company, the Company granted, as of January 30, 1996, to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company has recorded a non cash compensation charge of $685,800 which will be amortized over a 12 month period which commenced February 1, 1996.

     As of January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company has recorded a non cash compensation charge of $91,441 all of which was amortized during the quarter ended March 31, 1996.

     As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief Executive Officer (the "CEO"). Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation will be reduced from $200,000 to $100,000. Upon execution of such amendment, stock options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock (the "CEO Old Options") were terminated, and the Company granted to the CEO stock options exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). The grant of the CEO New Options was subject to stockholder ratification and approval which was obtained at the Meeting. In connection with the issuance of the CEO New Options, the Company recorded a non cash compensation charge of $562,506 which is being amortized over the twenty one months ending October 31, 1997. As additional compensation, upon execution of such amendment, the CEO received from the Company a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions thereon will lapse upon consummation by the Company of an "qualifying acquisition" (as defined), however, if an acquisition is not consummated by January 30, 1997 the CEO Restricted Stock Grant will be forfeited. In connection with the issuance of the CEO Restricted Stock Grant, the Company will record a non cash compensation charge of $468,750 which is being amortized over the twelve month contingency period ending January 30, 1997.

Note 5. - Warrants

     As of March 31, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. From November 14, 1994 until January 29, 1996, the Company reduced the exercise price for each Initial Warrant from $7.00 to $4.00 per share. From December 21, 1994 until January 29, 1996, the Company reduced the exercise price for each Class B Warrant from $7.00 to $4.00 per share. On January 30, 1996, the exercise price of the Initial Warrants and Class B Warrants increased to $7.00 per share.

     As a result of the aforementioned stockholder approval of the Certificate Amendment and the issuance of the Series C Preferred Stock, stockholder ratification and approval of the grant of certain stock options and restricted stock to the Company's Chairman, President and Chief Executive Officer and the grant of certain options to the Placement Agent and former directors of the Company and pursuant to the anti-dilution provisions of the Initial Warrants and Class B Warrants, as of May 2, 1996 the exercise price of each Initial Warrant and Class B Warrant outstanding was reduced to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of such warrants was increased to 2,809,949 shares.

Note 6. - Contingency

     In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company is in the process of providing additional information to the NJDT which management believes will substantially reduce the proposed assessment. Additionally, in February 1996, the Company was notified by the New York State Department of Taxation and Finance regarding the commencement of a sales and use tax examination. Management believes that the ultimate resolution of these matters, beyond the amounts already provided for, will not have a material impact on the Company's financial condition or results of operations although no assurances can be provided.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

For the Three Months Ended March 31, 1996 vs. March 31, 1995

     For the three months ended March 31, 1996, revenues were $2,354,892 as compared to $2,362,831 for the three months ended March 31, 1995, a decrease of approximately $8,000. This decrease is primarily due to (1) the elimination of operating revenues from the Company's former lithotripsy operations (approximately $136,000) as a result of the sale of the lithotripsy unit and ancillary equipment to an unaffiliated third party on August 31, 1995 and (2) decreased revenues from the Company's Edgewater and Philadelphia fixed site MRI facilities (approximately $105,000) due to increased competition resulting in fewer procedures being performed, all of which were substantially offset by increased revenues (approximately $222,000) from the Company's other fixed site MRI facilities due to the increased number of procedures being performed at those facilities.

     For the three months ended March 31, 1996, operating expenses were $2,524,077 as compared to $2,386,442 for the three months ended March 31, 1995, an increase of approximately $138,000. This increase was primarily due to the recording of a non-cash compensation charge (approximately $337,000) resulting from the issuance of (i) stock options to two of the Company's former directors,
(ii) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (iii) stock options to Biltmore Securities, Inc. (the "Placement Agent") pursuant to a consulting agreement. The Company's operating expenses before recording the non-cash compensation charge decreased approximately $200,000, primarily due to the elimination of operating expenses (approximately $210,000) from the Company's lithotripsy operations as a result of the sale of the lithotripsy unit and ancillary equipment on August 31, 1995. Equipment maintenance and repairs decreased approximately $29,000, primarily due to the termination of a maintenance agreement relating to the disposed lithotripsy unit (approximately $32,000). Professional fees increased approximately $42,000, primarily due to the costs incurred in connection with the Company's private placement in February 1996 of its Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), and other related matters, the preparation of the proxy statement for the Company's 1996 Annual Meeting of Stockholders held on May 2, 1996 (the "Meeting") and the New Jersey and New York state sales tax examinations referred to in Note 6 of the accompanying financial statements. Depreciation and amortization decreased approximately $66,000, primarily due to the elimination of depreciation expense for the lithotripsy unit and ancillary equipment. Interest expense decreased approximately $110,000, primarily due to the elimination of interest expense relating to the disposed lithotripsy unit and the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.
                                        9

     During the three months ended March 31, 1996, as a corporate general partner, the Company recorded an additional $53,189 of losses attributable to the limited partnership interest in the Philadelphia, Pennsylvania joint venture in excess of the limited partners' capital accounts.

     The operating results for the three months ended March 31, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $132,973 and $81,536, respectively. The Company's Philadelphia, Pennsylvania joint venture has been incurring significant net losses. To the extent that the Philadelphia MRI facility does not become profitable, the Company may have to take certain actions to restructure or divest such operation. There can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

Liquidity and Capital Resources of the Company

     On February 9, 1996, the Company sold, pursuant to a private placement, 600,000 shares of Series C Preferred Stock for $2.25 per share resulting in net proceeds to the Company of $1,198,254. In connection with such private placement, the Company issued 60,000 shares of Series C Preferred Stock to the Placement Agent as its placement agent fee. At the Meeting, the Company obtained all requisite stockholder approvals to enable the holders of the Series C Preferred Stock to convert each share of Series C Preferred Stock into seven shares of Common Stock. At such meeting the Company also obtained stockholder approval for, among other things, an increase in its authorized Common Stock from 9 million to 50 million shares (the "Certificate Amendment"). The holders of the Series C Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agent's prior consent.

     The sale of the Series C Preferred Stock was effected to enable the Company to meet the requirements for continued listing on The Nasdaq National Market as well as to provide capital for general corporate purposes, including possible acquisitions of (i) businesses which are complementary to the Company, (ii) other healthcare related businesses or (iii) non healthcare related businesses. In November 1995, the Company was advised by The Nasdaq Stock Market, Inc ("Nasdaq") that because the Common Stock's bid price was below $1.00 per share and, in the alternative, because the market value of publicly-held shares of Common Stock was below $3 million and the Company's net tangible assets were below $4 million, Nasdaq was considering delisting the Common Stock from The Nasdaq National Market. In addition, the Company was later informed that because it did not hold an annual meeting of stockholders during 1995, which is a requirement to maintain a listing on The Nasdaq National Market, the Common Stock was also subject to delisting. The Company made written submissions to Nasdaq, as well as an appearance at a hearing on January 11, 1996, to explain its proposals for satisfying the listing requirements of The Nasdaq National Market. Nasdaq subsequently notified the Company that, subject to possible review, it would grant the Company exceptions to the bid price and stockholder meeting requirements provided that on or before February 15, 1996 (i) the Company submit a public filing with the Securities and Exchange Commission ("SEC") and Nasdaq containing certain pro forma information reflecting the consummation of the sale of the Series C Preferred Stock and (ii) the Company file a preliminary draft of a Proxy Statement with respect to the Meeting with the SEC. The Company complied with such requirements. Nasdaq subsequently informed the Company that such exceptions were extended until May 4, 1996. The Company believes that it is now in compliance with such exceptions.

     The issuance of 660,000 shares of Series C Preferred Stock involves the potential for a significant change in the equity ownership of the Company since (as a result of the above referenced stockholder approvals) such shares may be converted into an aggregate of 4,620,000 shares of Common Stock, which represents approximately 48.2% of the outstanding Common Stock. The potential changes in ownership interests may have a significant impact on the Company's ability to utilize all of its net tax operating loss carryforwards. Management is currently in the process of determining the limitations, if any, on the Company's ability to utilize its net tax operating loss.

     In connection with the execution of a one year consulting agreement between the Placement Agent and the Company, the Company granted, as of January 30, 1996, to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company has recorded a non cash compensation charge of $685,800 which will be amortized over a 12 month period which commenced February 1, 1996.

     As of January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company has recorded a non cash compensation charge of $91,441 all of which was amortized during the quarter ended March 31, 1996.

     As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief Executive Officer (the "CEO"). Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation will be reduced from $200,000 to $100,000. Upon execution of such amendment, stock options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock (the "CEO Old Options") were terminated, and the Company granted to the CEO stock options exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). The grant of the CEO New Options was subject to stockholder ratification and approval which was obtained at the Meeting. In connection with the issuance of the CEO New Options, the Company recorded a non cash compensation charge of $562,506 which is being amortized over the twenty one months ending October 31, 1997. As additional compensation, upon execution of such amendment, the CEO received from the Company a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The
restrictions thereon will lapse upon consummation by the Company of an "qualifying acquisition" (as defined), however, if an acquisition is not consummated by January 30, 1997 the CEO Restricted Stock Grant will be forfeited. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non cash compensation charge of $468,750 which is being amortized over the twelve month contingency period ending January 30, 1997.

     On  February  13,  1996,  the  Board  of  Directors  adopted,   subject  to
stockholder approval, the HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan"). The 1996 Directors' Plan replaced the existing 1991 Directors' Stock Option Plan for Non-employee Directors (the "1991 Directors' Plan"). Under the 1996 Directors Plan non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock were granted on February 13, 1996 to each of the three existing non-employee directors of the Company at an exercise price of $1.6875 per share and non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock automatically will be granted to newly elected or appointed non-employee directors of the Company at an exercise price equal to the fair market value of such shares on the date of the grant. Stock options awarded under the 1996 Directors' Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of the grant. No stock options under the 1996 Directors' Plan may be granted after May 1, 2006. Stock options are non transferable during the life of the option holder.

     On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was given at the Meeting) an amendment (the "1991 Plan Amendment") to the Company's 1991 Stock Option Plan (the "1991 Plan") whereby the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan would be increased from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

     As of March 31, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. From November 14, 1994 until January 29, 1996, the Company reduced the exercise price for each Initial Warrant from $7.00 to $4.00 per share. From December 21, 1994 until January 29, 1996, the Company reduced the exercise price for each Class B Warrant from $7.00 to $4.00 per share. On January 30, 1996, the exercise price of the Initial Warrants and Class B Warrants increased to $7.00 per share.

     As a result of the aforementioned stockholder approval of the Certificate Amendment and the issuance of the Series C Preferred Stock, stockholder ratification and approval of the CEO New Options and CEO Restricted Stock Grant and the grant of the Placement Agent Options and the Former Directors Options and pursuant to the anti-dilution provisions of the Initial Warrants and Class B Warrants, as of May 2, 1996 the exercise price of each Initial Warrant and Class B Warrant outstanding was reduced to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of such warrants was increased to 2,809,949 shares.

     As of March 31, 1996, the Company had a cash balance of $1,500,240, current assets of $5,872,172 and working capital of $2,694,275. Cash flows provided by operating activities were $603,091 for the three months ended March 31, 1996, which consisted primarily of depreciation and amortization of $381,475, amortization of non cash compensation of $337,437 resulting from the issuance of certain stock options and a restricted stock grant issued to the Placement Agent, former directors and the CEO and minority interests in joint ventures of $85,439, all of which were partially offset by a net loss of $266,324 and a decrease in the allowances for doubtful accounts receivable of $81,000 attributed to better collections from former customers of the Company with respect to mobile MRI operations. Other significant components of cash flows provided by operating activities included an increase in accounts receivable of $71,036 primarily due to an increase in the number of procedures being performed at certain of the Company's MRI facilities and an increase in accounts payable and accrued expenses of $275,276 primarily due to the timing of payments being made to certain vendors. Cash flows provided by financing activities were $638,975, which consisted primarily of proceeds received in February 1996 from the Series C Preferred Stock private placement of $1,198,254 and proceeds received from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment of $92,423, partially offset by payments on capital lease obligations of $227,370, repayments on the reserves for restructuring costs of $356,274 and distributions to limited partners of joint ventures of $48,877.

     The Company's Philadelphia, Pennsylvania joint venture which has been operating since November 1992, continues to operate at a loss. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of March 31, 1996, the amount of the working capital loans made to this joint venture was approximately $1,801,000. In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such volume will ever be attained. The Company cannot at this time determine when, or if, these working capital loans will be repaid. To the extent that the Philadelphia MRI facility does not become profitable, the Company may take certain actions to restructure or divest such operations.

     The Company  entered  into an  arrangement,  effective  September  1, 1994, pursuant to which it is operating solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of the sublessee of the Company's mobile MRI equipment is a former officer of the Company and is the brother of the CEO. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The total monthly sublease payments due to the Company are collateralized by the accounts receivable due to the sublessee by the sublessee's mobile MRI customers. This subblease arrangement enabled the Company to eliminate all operating costs associated with the operation of its mobile MRI units, except for debt service, and provides for the receipt of lease payments under such sublease arrangement, thereby resulting in significant cash savings.

     Effective May 1, 1995, the sublease agreement was amended to provide for monthly payments to the Company in the amount of $76,373 per month for the next

40 months which excludes maintenance of $38,627 per month originally paid directly by the Company. The sublessee entered into a maintenance agreement with an unrelated third party and began paying the equipment maintenance directly for the subleased mobile MRI units. The Company, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, notified the sublessee that it is in default of the sublease agreement. As a result, after assessing the sublease business arrangement, the Company sold one of its mobile MRI units for $625,000 in December 1995, which in turn reduced the sublessee's monthly payment obligation to the Company from $76,373 to $52,582 a month for the remaining 33 months of the sublease. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributed to such mobile MRI unit and the sales proceeds. In establishing the reserve for restructuring costs, management provided for estimated losses relating to the non payment of sublease income and/or losses which may be realized in connection with the disposition of the mobile MRI units. Accordingly, no additional restructuring charge was deemed necessary by management in connection with such sale. The Company is seeking opportunities to sell the three remaining mobile MRI units which, if consummated, would result in a further reduction in the Company's capital lease obligations and additional cash savings. However, there can be no assurance that any such sale will be consummated. At December 31, 1995, the Company was entitled to receive approximately $1,047,000 from the sublessee in rental income of which it received $685,000 resulting in past due amounts of approximately $362,000 at December 31, 1995. For the three months ended March 31, 1996, the Company was entitled to receive approximately $147,000 from the sublessee in rental income of which it received $72,000 resulting in past due amounts for such period of approximately $75,000.

     In February 1996, the Company terminated the master agreement with the sublessee as a result of the failure of the sublessee and its customers to satisfy their obligations to the Company. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers have reached a preliminary agreement with the Company to provide the Company with cash and additional patient receivable claims to offset against the amounts they owe to the Company. The additional patient receivable claims are to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. As of April 30, 1996, the sublessee and its customers provided $75,000 in cash and approximately $504,000 in additional patient receivable claims since the settlement discussions commenced. The preliminary settlement provides that, among other things, should a patient receivable claim submitted to the Company be uncollectible, additional patient receivable claims will be provided to the Company in satisfaction of outstanding amounts due. Pending the finalization of the settlement agreement, the Company is subleasing the mobile MRI units to the sublessee on an interim basis and intends to continue to do so after the agreement is finalized. The Company may terminate the use by the sublessee and its customers of the mobile MRI units if the sublessee fails to adhere to the payment terms of the new agreement.

     The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and capital leases, proceeds received from the Company's initial public offering in November 1991, and exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity. Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a significant stockholder, DVI Financial Services ("DFS"), which through March 31, 1994 had the exclusive right, but not the obligation, to provide medical equipment financing. In December 1995, DFS' two representatives on the Board of Directors resigned and in April 1996 DFS sold its 800,000 shares of Common Stock of the Company (representing approximately 17% of the outstanding Common Stock).

     The Company is planning for the future and is committed to the medical community to provide state of the art technology. Three of the Company's MRI systems have been upgraded to include Fast Spin Echo, allowing faster scan times and an improvement of the image quality, as well as the improvement of patient throughput at the facilities utilizing such systems. Likewise, these systems have been upgraded to include the (quadrature) surface coils needed to provide superior image quality. The Company continues to strive to understand the changing medical market and to provide sound decisions regarding the technology to improve its competitive position.

     The Company believes that cash to be provided by the Company's operating activities will be sufficient to meet its anticipated cash requirements for its present operations for the next twelve months. The refinancing of certain MRI equipment leases completed in September 1995, the sale of the lithotripsy equipment and the sale of one of the Company's mobile MRI units will provide the Company with annualized reductions in payment obligations. In addition, the proceeds received from the sale of the Series C Preferred Stock and the proceeds to be received from the exercise of Initial Warrants and Class B Warrants, if any, will further supplement the Company's ability to meet its future cash needs. The Company has already implemented certain expense reduction programs to reduce its operating costs (including the closing of the Maiden Choice MRI
                                       16
facility and subsequent leasing of the related equipment, the restructuring of the mobile MRI operations, the sale of the lithotripsy unit, the sale of one of the Company's mobile MRI units and the refinancing of certain equipment leases) and continues to assess other cost reduction measures. If for any reason the Company's estimates prove inaccurate the Company is prepared to adopt additional expense reduction measures in addition to those already implemented although there can be no assurance provided.

                           PART II - OTHER INFORMATION

    Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule.


         (b) During the first quarter of fiscal 1996, the Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) Pursuant to Item 5 the Company filed a Form 8-K on
                      January 29, 1996, a press release issued by it on January 25, 1996 regarding a change in the composition its Board of Directors.

                  (ii) Pursuant to Item 5 the Company filed a Form 8-K on
                       February 12, 1996 a press release issued by it on February 6, 1996 regarding a proposed private placement of its convertible preferred stock.

                  (iii) Pursuant to Item 5 the Company filed a Form 8-K on
                        February 14, 1996 (as amended by the Company's Form 8-K/A filed with the Commission on March 28, 1996) a press release issued by it on February 13, 1996 regarding its consummation of a private placement of convertible preferred stock of the Company. In addition, the Company filed an Unaudited Pro Forma Consolidated Condensed Balance Sheet of the Company and Subsidiaries at December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        HEALTHCARE IMAGING SERVICES, INC.
                                  (Registrant)




                                                         /s/ ELLIOTT H. VERNON
                                                         ---------------------
DATE:  May 15, 1996                                      Elliott H. Vernon,
                                                         Chairman of the Board,
                                                         President and Chief
                                                         Executive Officer
                                                         (Principal Executive
                                                         Officer)





                                                         /s/ MICHAEL J. RUTKIN
                                                        ----------------------
DATE:  May 15, 1996                                     Michael J. Rutkin,
                                                        Chief Operating Officer
                                                        (Acting Principal
                                                        Financial and Accounting
                                                        Officer)

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-Q OF HEALTHCARE IMAGING SERVICES, INC. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.



                             Financial Data Schedule

Item Description

Cash and cash items                               $ 1,500,240
Marketable securities                                       0
Notes and accounts receivable trade                 3,865,567
Allowances for doubtful accounts                            0
Inventory                                                   0
Total current assets                                5,872,172
Property, plant and equipment                      10,369,864
Accumulated depreciation                            5,338,911
Total assets                                       11,182,892
Total current liabilities                           3,177,897
Bonds, mortgages and similar debt                           0
Preferred stock mandatory redemption                        0
Preferred stock no mandatory redemption                66,000
Common Stock                                           49,620
Other stockholders' equity                          4,376,623
Total liabilities and stockholders' equity         11,182,892
Net sales of tangible products                              0
Total revenues                                      2,354,892
Cost of tangible goods sold                                 0
Total costs and expenses applicable to
  sales and revenues                                2,524,077
Other costs and expenses                                    0
Provision for doubtful accounts and notes                   0
Interest and amortization of debt discount                  0
Income/loss  before taxes and other items            (254,624)
Income tax expense                                     11,700
Income/loss continuing operations                           0
Discontinued operations                                     0