Form 10-Q/A
period 1996-03-31
HEALTHCARE IMAGING SERVICES INC
filed 1996-06-26
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A-1


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

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                        March 31,                  December 31,
ASSETS                                    1996                          1995
- ------                                 ------------                 -----------

Current assets:
  Cash and cash equivalents           $  1,500,240                 $   281,416
  Accounts receivable   net              3,865,567                   3,713,531
  Prepaid expenses and other               274,461                     217,762
  Due from officer                         231,904                        -
                                       -----------                 -----------
         Total current assets            5,872,172                   4,212,709
                                       -----------                 -----------
Property, plant and equipment   net      5,030,953                   5,272,215
                                       -----------                 -----------
Other assets:
  Deferred costs - net                      29,782                      35,259
  Goodwill - net                           152,687                     157,314
  Due from officer                               -                     231,904
  Other                                     97,298                      97,298
                                        ----------                  ----------
         Total other assets                279,767                     521,775
                                       -----------                 -----------
Total assets                           $11,182,892                 $10,006,699
                                       ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses $ 1,040,534                   $ 765,258
 Current portion of capital lease
  obligations and long-term debt (of
  which $977,124 in 1996 and $933,818 in
  1995 is owed to DVI Financial Services,
  Inc., a related party)                 1,025,596                   1,001,414
 Reserve for restructuring costs         1,107,077                   1,285,790
 Income taxes payable                        4,690                           -
                                        ----------                 -----------
     Total current liabilities           3,177,897                   3,052,462
                                        ----------                 -----------
Non-current liabilities:
 Capital lease  obligations and long-term
   debt (of which  $2,802,838 in 1996 and
   $2,969,275 in 1995 is owed to DVI
   Financial Services, Inc., a
   related party)                        2,803,719                   2,973,752
 Reserve for restructuring costs           216,555                     301,693
                                       -----------                  ----------
     Total noncurrent liabilities        3,020,274                   3,275,445
                                       -----------                  ----------

Minority interest                          492,478                     455,916
                                       -----------                  ----------

Stockholders' equity:
  Convertible preferred stock,
   $.10 par value; 1,000,000 shares
   authorized, 660,000 shares outstanding
   at March 31, 1996                       66,000                           -
  Common stock, $.01 par value;
   50,000,000 shares authorized,
   4,961,974 shares outstanding at
   March 31, 1996 and 4,711,974 shares
   outstanding at December 31, 1995        49,620                       47,120
  Additional paid-in capital           11,841,050                    8,902,805
  Accumulated deficit                  (5,993,373)                  (5,727,049)
  Unearned compensation                (1,471,054)                           -
                                      ------------                 ------------
         Total stockholders' equity     4,492,243                    3,222,876
                                      ------------                 ------------
Total liabilities and
  stockholders' equity                $11,182,892                  $10,006,699
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



                        HEALTHCARE IMAGING SERVICES, INC.
                                  (Registrant)




                                                         /s/ ELLIOTT H. VERNON
                                                         ---------------------
DATE: June 26, 1996                                      Elliott H. Vernon,
                                                         Chairman of the Board,
                                                         President and Chief
                                                         Executive Officer
                                                         (Principal Executive
                                                         Officer)





                                                         /s/ MICHAEL J. RUTKIN
                                                        ----------------------
DATE:  June 26, 1996                                     Michael J. Rutkin,
                                                        Chief Operating Officer
                                                        (Acting Principal
                                                        Financial and Accounting
                                                        Officer)