Form 10-Q
period 1996-06-30
HEALTHCARE IMAGING SERVICES INC
filed 1996-08-14
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

                                               (908) 224-9292
                            (Registrants telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----

        Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
        Class                               Outstanding at August 14, 1996
        -----                               ------------------------------

        Common Stock, $.01 par value       4,961,974 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                        PAGE

Item 1.        Financial Statements:

  Consolidated Balance Sheets -
        June 30, 1996 and December 31, 1995                               3

  Consolidated Statements of Operations  -
        Three and six months ended June 30, 1996 and 1995                 4

  Consolidated Statements of Changes in Stockholders
        Equity - For the six months ended June 30, 1996                   5

  Consolidated Statements of Cash Flows -
        Six months ended June 30, 1996 and 1995                           6

  Notes to Consolidated Financial Statements                              8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             12

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                               21








This Quarterly Report may include forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Companys financial results may be found in the Companys other filings with the Securities and Exchange Commission.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets

                                            June 30,              December 31,
ASSETS                                       1996                     1995
- ------                                       ----                     ----

Current assets:
   Cash and cash equivalents              $ 1,193,217            $   281,416
   Accounts receivable - net                3,761,469              3,713,531
   Prepaid expenses and other                 322,226                217,762
   Due from officer                           231,904                   -
                                              -------               --------
          Total current assets              5,508,816              4,212,709
                                            ---------              ---------
Property, plant and equipment - net         4,856,235              5,272,215
                                            ---------              ---------
Other assets:
  Deferred costs - net                         27,769                 35,259
  Goodwill - net                              148,059                157,314
  Due from officer                               -                   231,904
  Other                                        99,574                 97,298
                                               ------                 ------
        Total other assets                    275,402                521,775
                                              -------                -------
Total assets                              $10,640,453            $10,006,699
                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses   $  767,042              $ 765,258
   Current portion of capital lease
     obligations and long-term debt
     (of which $1,036,158 in 1996
     and $933,818 in 1995 is owed to
     DVI Financial Services, Inc., a
     related party)                         1,061,960              1,001,414
  Reserve for restructuring costs             559,711              1,285,790
  Income taxes payable                          7,651                   -
                                            ---------              ---------
        Total current liabilities           2,396,364              3,052,462
                                            ---------              ---------
Non-current liabilities:
   Capital lease obligations and long-term
     debt (of which $2,661,753 in 1996 and
     $2,969,275 in 1995 is owed to DVI
     Financial Services, Inc., a related
     party)                                 2,661,753              2,973,752
   Reserve for restructuring costs            632,792                301,693
                                              -------                -------
        Total noncurrent liabilities        3,294,545              3,275,445
                                            ---------              ---------

Minority interests                            460,567                455,916
                                              -------                -------
Stockholders' equity:
  Convertible preferred stock,
   $.10 par value; 1,000,000 shares
   authorized, 660,000 shares outstanding
   at June 30, 1996                            66,000                   -
  Common stock, $.01 par value;
   50,000,000 shares authorized,
   4,961,974 shares outstanding at
   June 30, 1996 and 4,711,974 shares
   outstanding at December 31, 1995            49,620                 47,120
  Additional paid-in capital               11,841,050              8,902,805
  Accumulated deficit                      (6,365,633)            (5,727,049)
  Unearned compensation                    (1,102,060)                  -
                                           ----------              ---------
Total stockholders equity                   4,488,977              3,222,876
                                            ---------              ---------
Total liabilities and stockholders'
  equity                                  $10,640,453            $10,006,699
                                          ===========            ===========


          See accompanying notes to consolidated financial statements.
                                                  3

                             HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations

                                             Three Months Ended                     Six Months Ended
                                                   June 30,                              June 30,
                                           1996              1995                 1996             1995

Revenues:                                 $2,283,056         $2,511,183         $4,637,948        $4,874,014
                                          ----------         ----------         ----------        ----------

Operating Expenses:
 Salaries                                    629,580            693,505          1,295,649         1,367,886
 Other operating
  expenses                                   618,306            627,588          1,203,859         1,247,427
 Films and supplies                          114,261            126,218            250,073           256,905
 Equipment mainte-
   nance and repairs                         168,220            221,801            344,269           426,553
 Professional fees                           135,694             73,230            255,703           151,090
 Depreciation and
  amortization                               385,470            451,593            766,945           898,690
 Interest                                    119,251            138,759            240,924           370,585
                                             -------            -------            -------           -------

                                           2,170,782          2,332,694          4,357,422         4,719,136
                                           ---------          ---------          ---------         ---------

Income before non-cash
  compensation charge,
  minority interests in
  joint ventures and
  income taxes                               112,274            178,489            280,526           154,878

Non-cash compensation
  charge                                    (368,994)              -              (706,431)             -

Minority interests in
  joint ventures                             (99,551)          (106,498)          (184,990)         (174,814)
                                             -------           --------           --------          --------

Operating (loss) income
  before income taxes                       (356,271)            71,991           (610,895)          (19,936)

Income tax provision                          15,989             45,495             27,689            93,495
                                              ------             ------             ------            ------

Net (loss) income                          $(372,260)           $26,496          $(638,584)       $(113,431)
                                           =========            =======          =========        =========

Weighted average common
 shares outstanding                        4,711,974          4,711,974          4,711,974        4,711,974
                                           =========          =========          =========        =========

Net (loss) income per
 common share                              $(.08)              $.01               $(.14)            $(.02)
                                           =====               ====               =====             =====







                         See accompanying notes to consolidated financial statements.
                                              4


                        HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes in Stockholders' Equity
                           For the Six Months Ended June 30, 1996



                                                                            Additional                                   Total
                                Preferred Stock       Common Stock          Paid In     Accumulated     Unearned    Stockholders
                                Shares    Amount      Shares       Amount   Capital       (Deficit)    Compensation   Equity
                                ------    -----       -----        ------   -------       ---------    ------------   ------



BALANCE, DECEMBER 31, 1995             0       0    4,711,974      $47,120   $8,902,805    $(5,727,049)        0         $3,222,876

 Proceeds from sale of Preferred
  Stock, net of expenses of      660,000    $66,000         0            0    1,132,254              0         0          1,198,254
  $151,746
 Issuance of Restricted Stock
  Grant                                0       0      250,000        2,500      466,244              0     $(468,744)             0
 Unearned compensation in
  connection with stock options        0       0            0            0    1,339,747              0    (1,339,747)             0
 Amortization of unearned
  compensation for stock options
  and restricted stock grant           0       0            0            0            0              0       706,431        706,431
 Net loss for the six months
  ended June 30, 1996                  0       0            0            0            0       (638,584)        0          (638,584)
                                  ------    ------    -------       -------    --------      ---------    --------        ---------

BALANCE, JUNE 30, 1996           660,000    $66,000  4,961,974      $49,620 $11,841,050    $(6,365,633)  $(1,102,060)    $4,488,977
                                 =======    =======  =========      ======= ===========    ===========   ===========     ==========






                                   See accompanying notes to consolidated financial statements






                          HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                       Six Months Ended
                                                            June 30,
                                                     1996            1995
                                                     ----            ----
Cash flows from operating activities:
  Net loss                                     $(638,584)            $(113,431)

  Adjustments to reconcile net
      loss to net cash provided by
      operating activities:
      Depreciation and amortization              766,945               898,690
      Amortization of non-cash compensation      706,431                     -
      Minority interests in joint ventures       184,990               174,814
      Deferred income taxes                            -                (5,000)
      Allowance for doubtful accounts
          receivable                              25,000               348,000
Changes in assets and liabilities:
   Accounts receivable                           (72,938)              491,375
   Prepaid expenses and other                   (104,464)              (72,248)
   Deferred costs                                (10,707)              (26,013)
   Accounts payable and accrued expenses           1,784                92,096
   Income taxes payable                            7,651                17,209
   Other assets                                   (2,276)               20,303
                                                  ------                ------
  Net cash provided by operating activities      863,832             1,825,795
                                                 -------             ---------

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                     (73,484)              (17,391)
                                                 -------               -------

Cash flows from financing activities:
  Net proceeds received from the sale
    of Series C Preferred Stock                1,198,254                  -
  Distributions to limited partners
   of joint ventures                            (180,339)             (137,624)
  Payments on note payable                       (38,979)              (34,344)
  Payments on capital lease obligations         (462,503)             (844,509)
   Proceeds received on sublease for
    restructured operations                      200,423               430,000
  Payments on reserve for restructuring
    costs                                       (595,403)           (1,275,219)
                                                --------            ----------
  Net cash provided by (used in) financing
    activities                                   121,453            (1,861,696)
                                                 -------            ----------
  Increase (decrease) in cash and cash
   equivalents                                   911,801               (53,292)
 Cash and cash equivalents at beginning
   of period                                     281,416               235,260
                                                 -------               -------
 Cash and cash equivalents at end
   of period                                  $1,193,217              $181,968
                                              ==========              ========

                           HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)



                                                     Six Months Ended
                                                         June 30,
                                                   1996            1995
                                                   ----            ----


Supplemental Cash Flow Information:

Interest paid during the period               $245,225            $327,319
                                              ========            ========

Income taxes paid during the period            $32,750             $69,456
                                               =======             =======

Supplemental Schedule of Noncash Investing and Financing Activities:

  Capital leases principally for
    medical equipment                          $250,029           $   -
                                               ========           ========




































          See accompanying notes to consolidated financial statements.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                        June 30, 1996

Note 1. - Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Companys financial position as of June 30, 1996 and the statements of operations and cash flows for the periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

        The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations expected for the year ending December 31, 1996 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys Annual Report on Form 10-K for the year ended December 31, 1995, as amended by the Companys Form 10-K/A-2, which are on file at the Securities and Exchange Commission.

Note 2. - Private Placement

        On February 9, 1996, the Company sold, in a private placement, 600,000 shares of its Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), for $2.25 per share resulting in net proceeds to the Company of $1,198,254.
In connection with the private placement, the Company issued 60,000 shares of Series C Preferred Stock to the placement agent, Biltmore Securities, Inc. (the "Placement Agent"), as its placement agent fee. At its 1996 Annual Meeting of Stockholders held on May 2,
1996 (the Meeting), the Company obtained all requisite stockholder approvals to enable the holders of the Series C
Preferred Stock to convert each share of Series C Preferred Stock into seven shares of Common Stock. In addition, the Company also obtained stockholder approval for, among other things, an increase in its authorized Common Stock from 9 million to 50 million shares (the "Certificate Amendment"). The holders of the Series C
Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agents prior consent.

        The issuance of 660,000 shares of Series C Preferred Stock involves a significant change in the equity ownership of the Company (such shares are convertible into an aggregate of 4,620,000 shares of Common Stock, representing approximately 48.2% of the Companys outstanding Common Stock). The change in ownership interests will have a significant effect on the timing and availability of certain net tax operating loss carryforwards
(NOLs) which amounted to approximately $5,100,000 as of December 31, 1995. As a result, the annual federal limitation of such NOLs will be approximately $560,000.

Note 3. -Stock Options and Restricted Stock Grant

        As consideration for the execution of a one-year consulting agreement between the Placement Agent and the Company, the Company granted on January 30, 1996 to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company has recorded a non-cash compensation charge of $685,800 which is being amortized over the term of the consulting agreement.

        On January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five-year period at an exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company has recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996.

        As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief Executive Officer (the "CEO"). Pursuant to such amendment, the agreement's original expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension the CEOs annual base compensation will be reduced from $200,000 to $100,000. In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company has recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to CEO Restricted Stock Grant will lapse upon consummation by the Company of an Acquisition. However, if an Acquisition is not consummated by January 30, 1997 the CEO Restricted Stock Grant will be forfeited. In connection with the issuance of the CEO Restricted Stock Grant, the Company has recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ending January 30, 1997.

Note 4. - Warrants

        As of June 30, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. From November 14, 1994 until January 29, 1996, the Company reduced the exercise price for each Initial Warrant from $7.00 to $4.00 per share. From December 21, 1994 until January 29, 1996, the Company reduced the exercise price for each Class B Warrant from $7.00 to $4.00 per share. On January 30, 1996, the exercise price of the Initial Warrants and Class B Warrants increased to $7.00 per share.

        As a result of the sale of the 600,000 shares of Series C Preferred Stock and the receipt at the Meeting of certain stockholder approvals relating to such sale and certain other issuances of securities, the exercise price of each outstanding Initial Warrant and Class B Warrant was reduced from $7.00 to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of all such warrants was increased from 1,505,330 to 2,809,949. The reduction in the exercise price and the increase in the number of shares issuable upon exercise results from the anti-dilution provisions of the Initial Warrant and Class B Warrants. These warrants will expire on November 12, 1996.

Note 5. Stock Option Plans

        On February 13, 1996, the Board of Directors adopted, subject to stockholder approval (which was obtained at the Meeting), the HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan"). The 1996
Directors' Plan replaced the existing 1991 Directors' Stock Option Plan for Non-Employee Directors. Under the 1996 Directors Plan, non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock were granted on February 13, 1996 to each of the three then current non-employee directors of the Company at an exercise price of $1.6875 per share. In addition, on May 2, 1996 non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $2.09375 were granted to each of the three newly elected non-employee directors of the Company. Stock options awarded under the 1996 Directors' Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of the grant. No stock options under the 1996 Directors' Plan may be granted after May 1, 2006. Stock options are non-transferable during the life of the option holder.

        On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was obtained at the Meeting), an amendment to the Companys 1991 Stock Option Plan (the "1991
Plan") whereby the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan would be increased from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

Note 6. - Contingency

        In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company provided additional information to the NJDT which substantially reduced the proposed assessment to $214,280. Additionally, in February 1996, the Company was notified by the New York State Department of Taxation and Finance regarding the commencement of a sales and use tax examination. On May 31, 1996, the Company paid the New Jersey sales and use tax assessment of $214,280 under a conditional agreement with the NJDT. Such agreement acknowledged that the State of New Jersey has not yet reached an agreement with the State of New York to assure that New York will give full credit (under the interstate agreement between New Jersey and New York) for sales tax paid to the State of New Jersey. The NJDT has agreed that New Jersey will continue to deal directly with New York to assure that the Company receives full credit under the interstate taxation agreement for the New Jersey sales tax paid against any New York State sales tax deficiency arising from items deemed taxable by both states. In the event that the credit is not available to the Company, the NJDT has agreed that New Jersey would remit directly to New York the sales tax previously paid by the Company regarding such taxable items in question. Management believes that the ultimate resolution of these matters, beyond the amounts already provided for, will not have a material impact on the Companys financial condition or results of operations although no assurances can be provided.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

For the Six Months Ended June 30, 1996 vs. June 30, 1995

        For the six months ended June 30, 1996, revenues were $4,637,948 as compared to $4,874,014 for the six months ended June 30, 1995, a decrease of approximately $236,000. This decrease is primarily due to (1) the elimination of operating revenues from the Companys lithotripsy operations (approximately $294,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and
(2) decreased revenues from the Companys Edgewater and Philadelphia MRI facilities (approximately $151,000 and $117,000, respectively) due to increased competition resulting in fewer procedures being performed, all of which were partially offset by increased revenues (approximately $326,000) from the Companys other MRI facilities due to the increased number of procedures being performed.

        For the six months ended June 30, 1996, operating expenses were $5,063,853 as compared to $4,719,136 for the six months ended June 30, 1995, an increase of approximately $345,000. This increase was primarily due to the amortization of non-cash compensation charges (approximately $706,000) resulting from the grant of (i) stock options to two of the Companys former directors, (ii) stock options and a restricted stock award to the Companys Chairman of the Board, President and Chief Executive Officer (the "CEO") and (iii) stock options to Biltmore
Securities, Inc. (the "Placement Agent") pursuant to a consulting agreement (for a further discussion regarding the stock option grants refer to Note 3 of the accompanying financial statements). The Companys operating expenses before amortization of the non-cash compensation charges decreased approximately $362,000, primarily due to the elimination of operating expenses (approximately $373,000) relating to the Companys disposed lithotripsy operations. Equipment maintenance and repairs decreased approximately $82,000, primarily due to the termination of a maintenance agreement relating to the disposed lithotripsy unit. Professional fees increased approximately $105,000, partially due to the preparation of the proxy statement for the Companys 1996 Annual Meeting of Stockholders held on May 2, 1996 (the "Meeting") and the New Jersey and New York state sales tax examinations referred to in Note 6 of the accompanying financial statements. Depreciation and amortization decreased approximately $132,000, primarily due to the elimination of depreciation expense for the lithotripsy unit. Interest expense decreased approximately $130,000, primarily due to the elimination of interest expense relating to the disposed lithotripsy unit and the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

        During the six months ended June 30, 1996, as a corporate general partner, the Company recorded an additional $100,496 of losses attributable to the limited partnership interest in the Philadelphia, Pennsylvania joint venture (the Philadelphia MRI facility) in excess of the limited partners capital accounts.

        The operating results for the six months ended June 30, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $251,241 and $161,022, respectively. To the extent that the Philadelphia MRI facility does not become profitable, the Company may have to take certain actions to restructure or divest itself of such operation. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

For the Three Months Ended June 30, 1996 vs. June 30, 1995

        For the three months ended June 30, 1996, revenues were $2,283,056 as compared to $2,511,183 for the three months ended June 30, 1995, a decrease of approximately $228,000. This decrease is primarily due to (1) the elimination of operating revenues from the Companys lithotripsy operations (approximately $158,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and
(2) decreased revenues from the Companys Brooklyn, Edgewater and Philadelphia MRI facilities (approximately $43,000, $78,000 and $85,000, respectively) due to increased competition resulting in fewer procedures being performed, all of which were partially offset by increased revenues (approximately $136,000) from the Companys other MRI facilities due to the increased number of procedures being performed.

        For the three months ended June 30, 1996, operating expenses were $2,539,776 as compared to $2,332,694 for the three months ended June 30, 1995, an increase of approximately $207,000. This increase was primarily due to the amortization of non-cash compensation charges (approximately $369,000) resulting from the grant of (i) stock options to two of the Companys former directors, (ii) stock options and a restricted stock award to the CEO and (iii) stock options to the Placement Agent pursuant to a consulting agreement (for a further discussion regarding the stock option grants refer to Note 3 of the accompanying financial statements). The Companys operating expenses before amortization of the non-cash compensation charges decreased approximately $162,000, primarily due to the elimination of operating expenses relating to the Companys disposed lithotripsy operations.
Equipment maintenance and repairs decreased approximately $54,000, primarily due to the termination of a maintenance agreement relating to the disposed lithotripsy unit. Professional fees increased approximately $62,000, primarily due to the costs incurred in connection with the preparation of the proxy statement for the Meeting and the New Jersey and New York state sales tax examinations referred to in Note 6 of the accompanying financial statements. Depreciation and amortization decreased approximately $66,000, primarily due to the elimination of depreciation expense for the lithotripsy unit. Interest expense decreased approximately $20,000, primarily due to the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

        During the three months ended June 30, 1996, as a corporate general partner, the Company recorded an additional $47,307 of losses attributable to the limited partnership interest in the Philadelphia, MRI facility in excess of the limited partners' capital accounts.

        The operating results for the three months ended June 30, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $118,268 and $79,486, respectively. To the extent that the Philadelphia MRI facility does not become profitable, the Company may have to take certain actions to restructure or divest itself of such operation. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.


Liquidity and Capital Resources of the Company

        On February 9, 1996, the Company sold, in a private placement, 600,000 shares of Series C Preferred Stock, for $2.25 per share resulting in net proceeds to the Company of $1,198,254. In connection with the private placement, the Company issued 60,000 shares of Series C Preferred Stock to the Placement Agent as its placement agent fee. At the Meeting, the Company obtained all requisite stockholder approvals to enable the holders of the Series
C Preferred Stock to convert each share of Series C Preferred Stock into seven shares of Common Stock. In addition, the Company also obtained stockholder approval for, among other things, an increase in its authorized Common Stock from 9 million to 50 million shares (the "Certificate Amendment"). The holders of the Series C
Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agents prior consent.

        The sale of the Series C Preferred Stock was effected to enable the Company to meet the requirements for continued listing on The Nasdaq National Market as well as to provide capital for general corporate purposes, including possible acquisitions of (i) businesses which are complementary to the Company, (ii) other healthcare related businesses or (iii) non-healthcare related businesses. The Company is now in compliance with the requirements for continued listing on The Nasdaq National Market.

        The issuance of 660,000 shares of Series C Preferred Stock involves a significant change in the equity ownership of the Company (such shares are convertible into an aggregate of 4,620,000 shares of Common Stock, representing approximately 48.2% of the Companys outstanding Common Stock). The change in ownership interests will have a significant effect on the timing and availability of certain net tax operating loss carryforwards
(NOLs) which amounted to approximately $5,100,000 as of December 31, 1995. As a result, the annual federal limitation of such NOLs will be approximately $560,000.

        As consideration for the execution of a one-year consulting agreement between the Placement Agent and the Company, the Company granted on January 30, 1996 to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company has recorded a non-cash compensation charge of $685,800 which is being amortized over the term of the consulting agreement.

        On January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five-year period at an exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company has recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996.

        As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief Executive Officer (the "CEO"). Pursuant to such amendment, the agreement's original expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension the CEOs annual base compensation will be reduced from $200,000 to $100,000. In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company has recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to CEO Restricted Stock Grant will lapse upon consummation by the Company of an Acquisition. However, if an Acquisition is not consummated by January 30, 1997 the CEO Restricted Stock Grant will be forfeited. In connection with the issuance of the CEO Restricted Stock Grant, the Company has recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ending January 30, 1997.

        On February 13, 1996, the Board of Directors adopted, subject to stockholder approval (which was obtained at the Meeting), the HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan"). The 1996
Directors' Plan replaced the existing 1991 Directors' Stock Option Plan for Non-Employee Directors. Under the 1996 Directors Plan, non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock were granted on February 13, 1996 to each of the three then current non-employee directors of the Company at an exercise price of $1.6875 per share. In addition, on May 2, 1996 non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $2.09375 were granted to each of the three newly elected non-employee directors of the Company. Stock options awarded under the 1996 Directors' Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of the grant. No stock options under the 1996 Directors' Plan may be granted after May 1, 2006. Stock options are non-transferable during the life of the option holder.

        On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was obtained at the Meeting), an amendment to the Companys 1991 Stock Option Plan (the "1991
Plan") whereby the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan would be increased from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

        As of June 30, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. From November 14, 1994 until January 29, 1996, the Company reduced the exercise price for each Initial Warrant from $7.00 to $4.00 per share. From December 21, 1994 until January 29, 1996, the Company reduced the exercise price for each Class B Warrant from $7.00 to $4.00 per share. On January 30, 1996, the exercise price of the Initial Warrants and Class B Warrants increased to $7.00 per share.

        As a result of the sale of the 600,000 shares of Series C Preferred Stock and the receipt at the Meeting of certain stockholder approvals relating to such sale and certain other issuances of securities, the exercise price of each outstanding Initial Warrant and Class B Warrant was reduced from $7.00 to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of all such warrants was increased from 1,505,330 to 2,809,949. The reduction in the exercise price and the increase in the number of shares issuable upon exercise results from the anti-dilution provisions of the Initial Warrants and Class B Warrants. These warrants will expire on November 12, 1996.

        As of June 30, 1996, the Company had a cash balance of $1,193,217, current assets of $5,508,816 and working capital of $3,112,452. Cash flows provided by operating activities were $863,832 for the six months ended June 30, 1996, which consisted primarily of the net loss of $638,584 which was offset by non-cash charges for depreciation and amortization of $766,945, amortization of non-cash compensation of $706,431 and minority interests in joint ventures of $184,990. Other significant components of cash flows provided by operating activities included an increase in accounts receivable of $72,938 and an increase in prepaid expenses and other of $104,464 partially due to the Brooklyn MRI facility real estate taxes which were paid in advance. Cash flows used in investing activities were $73,484 primarily for the purchases of property, plant and equipment. Cash flows provided by financing activities were $121,453, which consisted primarily of proceeds received in February 1996 from the Series C Preferred Stock private placement of $1,198,254 and proceeds received from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment of $200,423, partially offset by payments on capital lease obligations of $462,503, repayments on the reserves for restructuring costs of $595,403 and distributions to limited partners of joint ventures of $180,339.

        The Companys Philadelphia MRI facility, which has been operating since November 1992, continues to operate at a loss. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of June 30, 1996, the amount of the working capital loans made to this joint venture was approximately $1,902,000. In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such volume will ever be attained. The Company cannot at this time determine when, or if, these working capital loans will be repaid. To the extent that the Philadelphia MRI facility does not become profitable, the Company may take certain actions to restructure or divest itself of such operations. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

        The Company entered into an arrangement, effective September 1, 1994, pursuant to which it is operating solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the sublessee) is a former officer of the Company and is the brother of the Companys CEO. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The total monthly sublease payments due to the Company are secured by the accounts receivable due to the sublessee by certain of the sublessees mobile MRI customers. This sublease arrangement enabled the Company to eliminate all operating costs associated with the operation of its mobile MRI units, except for debt service, and provides for the receipt of lease payments under the sublease, thereby resulting in significant cash savings to the Company.

        Effective May 1, 1995, the sublease agreement was amended to provide for monthly payments to the Company in the amount of $76,373 per month for the next 40 months which excludes maintenance of $38,627 per month originally paid directly by the Company. The sublessee entered into a maintenance agreement with an unrelated third party under which the sublessee is obligated to pay the maintenance for the subleased mobile MRI units. The Company, due to the sublessees failure to remain current with its 1995 monthly payment obligations, notified the sublessee that it was in default of the sublease agreement. As a result, after assessing the sublease business arrangement, the Company sold one of its mobile MRI units for $625,000 in December 1995, which in turn reduced the sublessees monthly payment obligation to the Company from $76,373 to $52,582 a month for the remaining 33 months of the sublease. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributable to such mobile MRI unit and the sales proceeds. In establishing the reserve for restructuring costs, management provided for estimated losses relating to the potential non-payment of sublease income and/or losses which may be realized in connection with the disposition of the mobile MRI units. Accordingly, no additional charge was deemed necessary by management in connection with such sale. At December 31, 1995, the Company was entitled to receive approximately $1,047,000 from the sublessee in rental income of which it received $685,000 resulting in past due amounts of approximately $362,000.

        In February 1996, the Company terminated the master agreement and repossessed the mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their payment obligations to the Company. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims are to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. After receiving cash and additional patient receivable claims, the Company returned the mobile MRI units to the sublessee. For the six months ended June 30, 1996, the Company was entitled to receive approximately $305,000 from the sublessee in rental income of which it received $160,000 resulting in past due amounts for such period of approximately $145,000. In the aggregate, the sublessee owed the Company approximately $507,000 at June 30, 1996.

        Effective July 27, 1996, the Company again repossessed the mobile MRI units from the sublessee due to its continued failure to bring current its 1995 and 1996 monthly payment obligations to the Company. The repayment of a portion of the $507,000 owed to the Company at June 30, 1996, is collateralized by certain accounts receivable of the sublessee. The Company is currently pursuing the collection of such accounts receivable. In addition, the Company is seeking to finalize an agreement with the sublessee and its two other major creditors relating to the collection of the sublessees other accounts receivable and the distribution among such parties of the collection proceeds. Under such agreement, the Company would endeavor to collect the sublessees accounts receivable and would receive a fee therefor. The Company cannot currently estimate how much of the sublessees accounts receivable will be collected, although the Company believes a significant portion of the sublessees debt to the Company ultimately will be repaid. However, there can be no assurance that such agreement will be consummated or that the sublessees accounts receivable will be successfully collected or the Company will otherwise be paid. In establishing the reserve for restructuring costs, management provided for estimated losses relating to the potential non-payment of sublease income. Accordingly, no additional restructuring charge is deemed necessary by management. The Company is seeking opportunities to sell two of the three mobile MRI units and is currently contemplating alternative uses for the third mobile MRI unit. The sale of a mobile MRI unit, if any, would result in a further reduction in the Companys capital lease obligations and additional cash savings to the Company. However, there can be no assurance that any such sale will be consummated.

        The nature of the Companys operations require significant capital expenditures which have historically been financed through the issuance of debt and capital leases, proceeds received from the Companys initial public offering in November 1991, and the exercise of warrants. Continued expansion, if any, of the Companys business will require substantial cash resources and will have an impact on the Companys liquidity. Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a significant stockholder, DVI Financial Services ("DFS"). In December 1995, DFS two representatives on the Companys Board of Directors resigned and in April 1996 DFS sold its 800,000 shares of Common Stock (representing approximately 17% of the outstanding Common Stock).

        The Company believes that cash to be provided by the Companys operating activities will be sufficient to meet its anticipated cash requirements for its present operations for at least the next twelve months. The proceeds received from the sale of the Series
C Preferred Stock and the proceeds to be received from the exercise of Initial Warrants and Class B Warrants, if any, will further supplement the Companys ability to meet its future cash needs.
The Company has already implemented certain expense reduction programs to reduce its operating costs and continues to assess other cost reduction measures. If for any reason the Companys estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

                                  PART II - OTHER INFORMATION

   Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibit 3.(iv) - Certificate of Amendment of the
               Certificate of Incorporation of HealthCare Imaging
               Services, Inc.

               Exhibit 10.38 - Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan.

               Exhibit 27 - Financial Data Schedule.

        (b) During the second quarter of fiscal 1996, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

        Pursuant to Item 5, on May 13, 1996, the Company filed a Form 8-K relating to its issuance on May 8, 1996 of a press release regarding the outcome of its 1996 Annual Meeting of Stockholders held on May 2, 1996.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HEALTHCARE IMAGING SERVICES, INC.
                                                       (Registrant)




                                             /s/ ELLIOTT H. VERNON
                                             ---------------------
DATE:  August 14, 1996
                                             Elliott H. Vernon,
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)







                                             /s/ MICHAEL J. RUTKIN
                                             ---------------------
DATE:  August 14, 1996
                                             Michael J. Rutkin,
                                             Chief Operating Officer
                                             (Acting Principal Financial and
                                             Accounting Officer)