Form 10-Q
period 1996-09-30
HEALTHCARE IMAGING SERVICES INC
filed 1996-11-14
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

                                     Commission file number  000-19636

                        HEALTHCARE IMAGING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 22-3119929

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

200 Schulz Drive, Red Bank, New Jersey                                  07701
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

Yes  X   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class                               Outstanding at November 14, 1996

        Common Stock, $.01 par value       4,961,974 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                       PAGE

Item 1.        Financial Statements:

  Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995                       3

  Consolidated Statements of Operations  -
        Three and nine months ended September 30, 1996 and 1995        4

  Consolidated Statements of Changes in Stockholders
        Equity - For the nine months ended September 30, 1996          5

  Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1996 and 1995                  6

  Notes to Consolidated Financial Statements                           8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations          12

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                            21

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets

                                             September 30,        December 31,
ASSETS                                            1996                1995

Current assets:
   Cash and cash equivalents                  $ 1,439,110         $   281,416
   Accounts receivable - net                    3,903,045           3,713,531
   Prepaid expenses and other                     205,987             217,762
   Due from officer                               231,904                -
                                                  -------           ---------
       Total current assets                     5,780,046           4,212,709
                                                ---------           ---------

Property, plant and equipment - net             4,591,862           5,272,215
                                                ---------           ---------
Other assets:
  Goodwill - net                                  143,433             157,314
  Due from officer                                   -                231,904
  Other                                           216,254             132,557
                                                  -------             -------
                                                  359,687             521,775
                                                  -------             -------
Total assets                                  $10,731,595         $10,006,699
                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses       $  897,062           $ 765,258
   Current portion of capital lease
     obligations and long-term debt
     (of which $1,061,685 in 1996
     and $933,818 in 1995 is owed to
     DVI Financial Services, Inc., a
     related party)                             1,082,860           1,001,414
  Reserve for restructuring costs                 756,560           1,285,790
  Income taxes payable                              7,021                -
                                                    -----           ---------
        Total current liabilities               2,743,503           3,052,462
                                                ---------           ---------
Non-current liabilities:
   Capital lease obligations and long-term
     debt (of which $2,387,924 in 1996 and
     $2,969,275 in 1995 is owed to DVI
     Financial Services, Inc., a related party) 2,428,479           2,973,752
   Reserve for restructuring costs                534,330             301,693
                                                  -------             -------
                                                2,962,809           3,275,445
                                                ---------           ---------

Minority interests                                438,467             455,916
                                                  -------             -------

Stockholders' equity:
  Convertible preferred stock,
   $.10 par value; 1,000,000 shares
   authorized, 660,000 shares outstanding
   at September 30, 1996                           66,000                -
  Common stock, $.01 par value;
   50,000,000 shares authorized,
   4,961,974 shares outstanding at
   September 30, 1996 and 4,711,974 shares
   outstanding at December 31, 1995                49,620              47,120
  Additional paid-in capital                   11,841,050           8,902,805
  Accumulated deficit                          (6,636,788)         (5,727,049)
  Unearned compensation                          (733,066)               -
                                                 --------           ---------
                                                4,586,816           3,222,876
                                                ---------           ---------
Total liabilities and stockholders' equity    $10,731,595         $10,006,699
                                              ===========         ===========

                    See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                             Three Months Ended                     Nine Months Ended
                                                September 30,                          September 30,
                                           1996              1995                 1996             1995

Revenues:                                 $2,425,043         $2,330,279         $7,062,991        $7,204,293
                                          ----------         ----------         ----------        ----------

Operating Expenses:
 Salaries                                    689,075            666,396          1,984,724         2,034,282
 Other operating
  expenses                                   648,934            621,036          1,852,793         1,868,463
 Films and supplies                          152,776            138,221            402,849           395,126
 Equipment mainte-
   nance and repairs                         153,097            166,914            497,366           593,467
 Professional fees                           106,922             58,510            362,625           209,600
 Depreciation and
  amortization                               357,302            427,362          1,124,247         1,326,052
 Interest                                    116,537            135,783            357,461           506,368
 Loss on sale of equipment                      -               191,181               -              191,181
                                             -------            -------          ---------           -------

                                           2,224,643          2,405,403          6,582,065         7,124,539
                                           ---------          ---------          ---------         ---------

Income (loss) before
  non-cash compensation
  charge, minority
  interests in  joint
  ventures and income
   taxes                                     200,400            (75,124)           480,926            79,754

Non-cash compensation
  charge                                    (368,994)              -            (1,075,425)             -

Minority interests in
  joint ventures                             (91,250)           (99,003)          (276,240)         (273,817)
                                             -------            -------           --------          --------

Operating loss before
  income taxes                              (259,844)          (174,127)          (870,739)         (194,063)

Income tax provision                          11,311             15,226             39,000           108,721
                                              ------             ------             ------           -------

Net loss                                   $(271,155)         $(189,353)         $(909,739)        $(302,784)
                                           =========          =========          =========         =========

Weighted average common
 shares outstanding                        4,711,974          4,711,974          4,711,974         4,711,974
                                           =========          =========          =========         =========

Net loss per common share                  $(.06)             $(.04)              $(.19)            $(.06)
                                           =====              =====               =====             =====





                   See accompanying notes to consolidated financial statements.


              "HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES"
            Consolidated Statement of Changes in Stockholders' Equity
                 "For the Nine Months Ended September 30, 1996"






                                                                            Additional                                  Total
                                Preferred   Stock     Common Stock          Paid In     Accumulated     Unearned      Stockholders
                                Shares      Amount    Shares       Amount   Capital       (Deficit)    Compensation     Equity
                                ------    ------      ------       ------   -------       ---------    ------------     ------


BALANCE, DECEMBER 31, 1995             0       0    4,711,974      $47,120   $8,902,805    $(5,727,049)        0        $3,222,876

 Proceeds from sale of Preferred
  Stock, net of expenses of      660,000    $66,000         0            0    1,132,254              0         0         1,198,254
  $151,746
 Issuance of Restricted Stock
  Grant                                0       0      250,000        2,500      466,244              0     $(468,744)            0
 Unearned compensation in
  connection with stock option grants  0       0            0            0    1,339,747              0    (1,339,747)            0
 Amortization of unearned
  compensation for stock options
  and restricted stock grants          0       0            0            0            0              0     1,075,425     1,075,425
 Net loss for the nine months
  ended September 30, 1996             0       0            0            0            0       (909,739)        0          (909,739)
                                  ------     -----       ------       ------       ------     ---------      ------       ---------


BALANCE, September 30, 1996      660,000    $66,000  4,961,974      $49,620 $11,841,050    $(6,636,788)    $(733,066)   $4,586,816
                                 =======    =======  =========      ======= ===========    ===========     =========    ==========






                    See accompanying notes to consolidated financial statements






               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        Nine Months Ended
                                                          September 30,
                                                       1996            1995
                                                       ----            ----
Cash flows from operating activities:
  Net loss                                     $(909,739)            $(302,784)
  Adjustments to reconcile net
      loss to net cash provided by
      operating activities:
      Depreciation and amortization            1,124,247             1,326,052
      Amortization of non-cash compensation    1,075,425                     -
      Loss on sale of equipment                        -               191,181
      Minority interests in joint ventures       276,240               273,817
      Deferred income taxes                            -                 2,000
      Allowance for doubtful accounts
          receivable                             131,000               553,000
Changes in assets and liabilities:
   Accounts receivable                          (320,514)              510,405
   Prepaid expenses and other                     11,775                11,468
   Accounts payable and accrued expenses         131,804               (11,391)
   Income taxes payable                            7,021                (4,810)
   Other assets                                 (108,449)                1,641
                                                --------                 -----
  Net cash provided by operating activities    1,418,810             2,550,579
                                               ---------             ---------

Cash flows from investing activities:
  Proceeds received from sale of equipment             -               525,000
  Purchases of property, plant and
   equipment                                     (98,627)              (51,489)
                                                 -------               -------
  Net cash (used in) provided by investing
   activities                                    (98,627)              473,511
                                                 -------               -------

Cash flows from financing activities:
  Net proceeds received from the sale
   of Series C Preferred Stock                 1,198,254                     -
  Distributions to limited partners
   of joint ventures                            (293,689)             (201,116)
  Payments on note payable                       (52,530)              (52,349)
  Payments on capital lease obligations         (717,931)           (1,440,574)
   Proceeds received on sublease for
    restructured operations                      386,173               575,000
  Payments against reserve for restructuring
   costs                                        (682,766)           (1,811,424)
                                                --------            ----------
  Net cash used in financing activities         (162,489)           (2,930,463)
                                                --------            ----------
  Increase in cash and cash equivalents        1,157,694                93,627
Cash and cash equivalents at beginning
   of period                                     281,416               235,260
                                                 -------               -------
Cash and cash equivalents at end
   of period                                   $1,439,110             $328,887
                                               ==========             ========

                           HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)



                                                    Nine Months Ended
                                                       September 30,
                                                   1996            1995
                                                   ----            ----


Supplemental Cash Flow Information:
-----------------------------------

Interest paid during the period               $362,811            $628,756
                                              ========            ========

Income taxes paid during the period            $44,690             $82,969
                                               =======             =======

Supplemental Schedule of Noncash Investing and Financing Activities:

Increase in capital leases principally
  for medical equipment                        $306,634           $      -
                                               ========           ========

Refinancing of certain capital lease
   obligations                                 $      -           $ 69,746
                                               ========           ========


































                 See accompanying notes to consolidated financial statements.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                      September 30, 1996

Note 1. - Basis of Presentation
-------------------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and the statements of operations and cash flows for the periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

        The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations expected for the year ending December 31, 1996 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended by the Company's Form 10-K/A-2, which are on file at the Securities and Exchange Commission.

Note 2. - Private Placement
---------------------------

        On February 9, 1996, the Company sold, in a private placement, 600,000 shares of its Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), for $2.25 per share resulting in net proceeds to the Company of $1,198,254.
In connection with the private placement, the Company issued 60,000 shares of Series C Preferred Stock to the placement agent, Biltmore Securities, Inc. (the "Placement Agent"), as its placement agent fee. At its 1996 Annual Meeting of Stockholders held on May 2,
1996 (the "Meeting"), the Company obtained all requisite stockholder approvals to enable the holders of the Series C
Preferred Stock to convert each share of Series C Preferred Stock into seven shares of Common Stock. In addition, the Company also obtained stockholder approval for, among other things, an increase in its authorized Common Stock from 9 million to 50 million shares (the "Certificate Amendment"). The holders of the Series C
Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agent's prior consent.

        The issuance of 660,000 shares of Series C Preferred Stock involves a significant change in the equity ownership of the Company (such shares are convertible into an aggregate of 4,620,000 shares of Common Stock, representing approximately 48.2% of the Company's outstanding Common Stock). The change in ownership interests will significantly restrict the Company's ability to utilize net tax operating loss carryforwards ("NOL's") which amounted to approximately $5,100,000 as of December 31, 1995. As a result, the annual limitation on the use of such NOL's is approximately $560,000, which can be used to offset taxable income, if any.

Note 3. -Stock Options and Restricted Stock Grant
-------------------------------------------------

        As consideration for the execution of a one-year consulting agreement between the Placement Agent and the Company, the Company granted on, January 30, 1996, to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company recorded a non-cash compensation charge of $685,800 which is being amortized over the term of the consulting agreement.

        On January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five-year period at an exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996.

        As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief
Executive Officer (the "CEO"). Pursuant to such amendment, the agreement's original expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension, the CEO's annual base compensation has been reduced from $200,000 to $100,000.
In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO
New Options").  In connection with the issuance of the CEO New
Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to the CEO Restricted Stock
Grant will lapse upon consummation by the Company of an Acquisition meeting certain standards. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ending January 30, 1997. To the extent the Company does not consummate an Aquisition meeting the specified standards by January 30, 1997, the CEO Restricted Stock Grant will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly.

Note 4. - Warrants
------------------

        As of September 30, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding.
As a result of the sale of the 600,000 shares of Series C Preferred Stock and the receipt of certain stockholder approvals relating to such sale and certain other issuances of securities, the exercise price of each outstanding Initial Warrant and Class B Warrant was reduced from $7.00 to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of all such warrants was increased from 1,505,330 to 2,809,949. The reduction in the exercise price and the increase in the number of shares issuable upon exercise results from the anti-dilution provisions of the Initial Warrants and Class B Warrants. All of the Initial Warrants and Class B Warrants expired pursuant to their terms on November 12, 1996.

Note 5. Stock Option Plans
--------------------------

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

        On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was obtained at the Meeting), an amendment to the Company's 1991 Stock Option Plan (the "1991
Plan") whereby the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan would be increased from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

Note 6. - Contingency
---------------------

        In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company provided additional information to the NJDT which substantially reduced the proposed assessment to $214,280. Additionally, in February 1996, the Company was notified by the New York State Department of Taxation and Finance ("NYDT") regarding the commencement of a sales and use tax examination. On May 31, 1996, the Company paid the New Jersey sales and use tax assessment of $214,280 under a conditional agreement with the NJDT. Such agreement acknowledged that the State of New Jersey has not yet reached an agreement with the State of New York to assure that New York will give full credit (under the interstate agreement between New Jersey and New York) for sales tax paid to the State of New Jersey. The NJDT has agreed that New Jersey will continue to deal directly with New York to assure that the Company receives full credit under the interstate taxation agreement for the New Jersey sales tax paid against any New York

State sales tax deficiency arising from items deemed taxable by both states. In the event that the credit is not available to the Company, the NJDT has agreed that New Jersey would remit directly to New York the sales tax previously paid by the Company regarding such taxable items in question. In October 1996, the NYDT completed its sales and use tax examination and notified the Company of its proposed assessment of approximately $200,000, which amount takes into consideration the application of certain available credits described above. The Company is currently in the process of providing additional information to the NYDT which could reduce the aforementioned NYDT sales and use tax assessment. Management believes that the ultimate resolution of these matters, beyond the amounts already provided for, will not have a material impact on the Company's financial condition or results of operations although no assurances can be provided.

Item 2.    Management's Discussion and Analysis of Financial
------------------------------------------------------------
Condition and Results of Operations
-----------------------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

For the Nine Months Ended September 30, 1996 vs. September 30, 1995
-------------------------------------------------------------------

        For the nine months ended September 30, 1996, revenues were $7,062,991 as compared to $7,204,293 for the nine months ended September 30, 1995, a decrease of approximately $141,000. This decrease is primarily due to (1) the elimination of operating revenues from the Company's lithotripsy operations (approximately $420,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and (2) decreased revenues from the Company's Edgewater MRI facility (approximately $198,000), due to increased competition resulting in fewer procedures being performed, all of which were partially offset by increased revenues (approximately $477,000) from the Company's other MRI facilities due to the increased number of procedures being performed.

        For the nine months ended September 30, 1996, operating expenses were $7,657,490 as compared to $7,124,539 for the nine months ended September 30, 1995, an increase of approximately $533,000. This increase was primarily due to the amortization of non-cash compensation charges (approximately $1,075,000) resulting from the grant of (i) stock options to two of the Company's former directors, (ii) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and (iii) stock options to Biltmore Securities, Inc. (the "Placement Agent Options") pursuant to a consulting agreement (for a further discussion regarding the stock option grants refer to Note 3 of the accompanying financial statements). The Company's operating expenses before amortization of the non-cash compensation charges decreased approximately $542,000, primarily due to the elimination of operating expenses (approximately $700,000) relating to the Company's former lithotripsy operation. Equipment maintenance and repairs decreased approximately $96,000, primarily due to the termination of a maintenance agreement relating to the disposed lithotripsy unit. Professional fees increased approximately $153,000, partially due to the preparation of the proxy statement for the Company's 1996 Annual Meeting of Stockholders held on May 2, 1996 (the "Meeting") and the New Jersey and New York state sales tax examinations referred to in Note 6 of the accompanying financial statements. Depreciation and amortization decreased approximately $202,000, primarily due to the elimination of depreciation expense for the lithotripsy unit. Interest expense decreased approximately $149,000, primarily due to the elimination of interest expense relating to the disposed lithotripsy unit and the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

        During the nine months ended September 30, 1996, as a corporate general partner, the Company recorded an additional $127,185 of losses attributable to the limited partnership interests in the Philadelphia, Pennsylvania joint venture (the "Philadelphia MRI facility") in excess of the limited partners' capital accounts.

      The operating results for the nine months ended September 30, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $317,963 and $277,139, respectively. The Company recently expanded its advertising and marketing efforts on behalf of the Philadelphia MRI facility. This resulted in a significantly reduced loss for the quarter ended September 30, 1996 ($66,722) as compared to September 30, 1995 ($116,117). However, to the extent that the Philadelphia MRI facility does not achieve and maintain profitability, the Company may have to take certain actions to restructure or divest itself of such operation. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

For the Three Months Ended September 30, 1996 vs. September 30, 1995
--------------------------------------------------------------------

        For the three months ended September 30, 1996, revenues were $2,425,043 as compared to $2,330,279 for the three months ended September 30, 1995, an increase of approximately $95,000. This increase is primarily due to (1) increased revenues from the Company's Brooklyn and Philadelphia MRI facilities (approximately $155,000 and $67,000, respectively) primarily due to expanded advertising and marketing efforts resulting in an increased number of MRI procedures being performed and (2) increased revenues from the Company's Ocean Township, New Jersey multi-modality imaging center (approximately $38,000) due to an increased number of MRI, ultrasound, mammography and x-ray procedures being performed, all of which were partially offset by the elimination of operating revenues from the Company's lithotripsy operation (approximately $126,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and decreased revenues from the Company's Edgewater MRI facility (approximately $47,000) due to increased competition resulting in fewer procedures being performed.

        For the three months ended September 30, 1996, operating expenses were $2,593,637 as compared to $2,405,403 for the three months ended September 30, 1995, an increase of approximately $188,000. This increase was primarily due to the amortization of non-cash compensation charges (approximately $369,000) resulting from the grant of (i) stock options to two of the Company's former directors, (ii) stock options and a restricted stock award to the CEO and (iii) the Placement Agent Options (for a further discussion regarding the stock option grants refer to Note 3 of the accompanying financial statements). The Company's operating expenses before amortization of the non-cash compensation charges decreased approximately $181,000, primarily due to the elimination of operating expenses relating to the Company's former lithotripsy operation. Films and supplies increased approximately $15,000, primarily due to the increased number of MRI procedures currently being performed. Professional fees increased approximately $48,000, primarily due to the costs incurred in connection with the preparation of the proxy statement for the Meeting and the New Jersey and New York state sales tax examinations referred to in
Note 6 of the accompanying financial statements. Depreciation and amortization decreased approximately $70,000, primarily due to the elimination of depreciation expense for the lithotripsy unit. Interest expense decreased approximately $19,000, primarily due to the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

        During the three months ended September 30, 1996, as a corporate general partner, the Company recorded an additional
$26,689 of losses attributable to the limited partnership interests in the Philadelphia, MRI facility in excess of the limited partners' capital accounts.

        The operating results for the three months ended September 30, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $66,722 and $116,117, respectively. The Company recently expanded its advertising and marketing efforts on behalf of the Philadelphia MRI facility. This resulted in a significantly reduced loss for the quarter ended September 30, 1996 as compared to September 30, 1995. However, to the extent that the Philadelphia MRI facility does not achieve and maintain profitability, the Company may have to take certain actions to restructure or divest itself of such operation. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.


Liquidity and Capital Resources of the Company
----------------------------------------------

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

        The issuance of 660,000 shares of Series C Preferred Stock involves a significant change in the equity ownership of the Company (such shares are convertible into an aggregate of 4,620,000 shares of Common Stock, representing approximately 48.2% of the Company's outstanding Common Stock). The change in ownership interests will significantly restrict the Company's ability to utilize net tax operating loss carryforwards ("NOL's") which amounted to approximately $5,100,000 as of December 31, 1995. As a result, the annual limitation on the use of such NOL's is approximately $560,000, which can be used to offset taxable income, if any.

        As consideration for the execution of a one-year consulting agreement between the Placement Agent and the Company, the Company granted on, January 30, 1996, to the Placement Agent, stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock upon consummation by the Company by January 30, 1997 of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company recorded a non-cash compensation charge of $685,800 which is being amortized over the term of the consulting agreement.

        On January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five-year period at an exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996.

        As of February 1, 1996, the Company amended its employment agreement with its Chairman of the Board, President and Chief
Executive Officer (the "CEO"). Pursuant to such amendment, the agreement's original expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension, the CEO's annual base compensation has been reduced from $200,000 to $100,000.
In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO
New Options").  In connection with the issuance of the CEO New
Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to the CEO Restricted Stock
Grant will lapse upon consummation by the Company of an Acquisition meeting certain standards. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ending January 30, 1997. To the extent the Company does not consummate an Aquisition meeting the specified standards by January 30, 1997, the CEO Restricted Stock Grant will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly.

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

        On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was obtained at the Meeting), an amendment to the Company's 1991 Stock Option Plan (the "1991
Plan") whereby the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan would be increased from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

        As of September 30, 1996, the Company had 1,250,130 Common Stock Purchase Warrants ("Initial Warrants") and 255,200 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding.
As a result of the sale of the 600,000 shares of Series C Preferred Stock and the receipt of certain stockholder approvals relating to such sale and certain other issuances of securities, the exercise price of each outstanding Initial Warrant and Class B Warrant was reduced from $7.00 to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of all such warrants was increased from 1,505,330 to 2,809,949. The reduction in the exercise price and the increase in the number of shares issuable upon exercise results from the anti-dilution provisions of the Initial Warrants and Class B Warrants. All of the Initial Warrants and Class B Warrants expired pursuant to their terms on November 12, 1996.

        As of September 30, 1996, the Company had a cash balance of $1,439,110, current assets of $5,780,046 and working capital of $3,036,543. Cash flows provided by operating activities were $1,418,810 for the nine months ended September 30, 1996, which consisted primarily of the net loss of $909,739 which was offset by non-cash charges for depreciation and amortization of $1,124,247, amortization of non-cash compensation of $1,075,425 and minority interests in joint ventures of $276,240. Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $320,514 due to an increase in the number of procedures being performed, an increase in other assets of $108,449 primarily due to costs incurred for potential new business arrangements and an increase in accounts payable and accrued expenses of $131,804 primarily due to an extension of the period during which vendors are paid. Cash flows used in investing activities were $98,627 primarily for the purchases of property, plant and equipment. Cash flows used in financing activities were $162,489, which consisted primarily of proceeds received in February 1996 from the Series C Preferred Stock private placement of $1,198,254 and proceeds received from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment of $386,173, partially offset by payments on capital lease obligations of $717,931, repayments against reserves for restructuring costs of $682,766 and distributions to limited partners of joint ventures of $293,689.

        The Company's Philadelphia MRI facility, which has been operating since November 1992, continues to operate at a loss. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of September 30, 1996, the amount of the working capital loans made to this joint venture was approximately $1,997,000. In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such volume will ever be attained. The Company cannot at this time determine when, or if, these working capital loans will be repaid. To the extent that the Philadelphia MRI facility does not become profitable, the Company may take certain actions to restructure or divest itself of such operations. The Company has commenced negotiations with the present limited partners as to the restructuring of such joint venture. However, there can be no assurances with respect to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

        The Company entered into an arrangement, effective September 1, 1994, pursuant to which it is operating solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the "sublessee") is a former officer of the Company and is the brother of the Company's CEO. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The total monthly sublease payments due to the Company are secured by the accounts receivable due to the sublessee by certain of the sublessee's mobile MRI customers.

        In February 1996, the Company terminated the master agreement and repossessed the three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their payment obligations to the Company. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. After receiving cash and additional patient receivable claims, the Company returned the mobile MRI units to the sublessee.

        Effective July 27, 1996, the Company again repossessed the three mobile MRI units from the sublessee due to its continued failure to bring current its 1995 and 1996 monthly payment obligations to the Company. In the aggregate, the sublessee owed the Company approximately $540,000 at September 30, 1996. This indebtedness is collateralized by certain accounts receivable of the sublessee. The Company is currently pursuing the collection of such accounts receivable and has entered into an agreement with the sublessee and its two other major creditors relating to the collection of the sublessee's other accounts receivable and the distribution among such parties of the collection proceeds. The Company cannot currently estimate how much of the sublessee's accounts receivable will be collected, although the Company believes a significant portion of the sublessee's debt to the Company ultimately will be repaid. However, there can be no assurance that the sublessees accounts receivable will be successfully collected or the Company will otherwise be paid. In establishing the reserve for restructuring costs, management provided for estimated losses relating to the potential non-payment of sublease income. Accordingly, no additional reserve is deemed necessary by management at this time.

        In August 1996, the Company entered into a lease purchase agreement with respect to a sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. The Company is also seeking opportunities to sell one of the two remaining mobile MRI units. The sale of a mobile MRI unit, if any, would result in a further reduction in the Company's capital lease obligations and additional cash savings to the Company. However, there can be no assurance that any such sale will be consummated.

        In November 1996, the Company entered into a joint venture arrangement with Practice Management Corporation or an affiliate thereof to provide on-site MRI services to Meadowlands Hospital Medical Center. It is anticipated that the site will commence operations on or about January 1, 1997 and will provide state-of-the-art MRI services on a full-time basis with one of the Company's mobile MRI systems, which was previously utilized by the Company's former mobile MRI unit sublessee. The Company estimates that initial costs to be incurred by the Company in establishing the facility in Secaucus, New Jersey will range between $150,000 and $225,000. Subsequent to the start-up phase, the Company believes that the joint venture will operate at a profit and increase cash flows. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.

        The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and capital leases, proceeds received from the Company's initial public offering in November 1991, and the exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity. Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a significant stockholder, DVI Financial

Services ("DFS"). In December 1995, DFS' two representatives on the Company's Board of Directors resigned and in April 1996 DFS sold its 800,000 shares of Common Stock (representing approximately 17% of the outstanding Common Stock). Nonetheless, the Company believes it will continue to be able to locate financing sources for its future equipment needs.

        The Company believes that cash provided by the Company's operating activities will be sufficient to meet its anticipated cash requirements for its present operations for at least the next twelve months. The proceeds received from the sale of the Series C Preferred Stock will further supplement the Company's ability to meet its future cash needs. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

                                  PART II - OTHER INFORMATION
                                  ---------------------------

   Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

        (a)    Exhibit 27 - Financial Data Schedule.

        (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HEALTHCARE IMAGING SERVICES, INC.

                                                  (Registrant)





                                         /s/ ELLIOTT H. VERNON
                                         ---------------------
DATE:  November 14, 1996
                                         Elliott H. Vernon,
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)








DATE: November 14, 1996                  /s/ SCOTT P. MCGRORY
-----------------------                  --------------------

                                         Scott P. McGrory,
                                         Vice President - Controller
                                         (Principal Financial and
                                         Accounting Officer)