Form 10-K
period 1996-12-31
HEALTHCARE IMAGING SERVICES INC
filed 1997-03-31
CIK 878230

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 - - - - - - -
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ----------------------
                                                       Commission
For the fiscal year ended December 31, 1996            File Number: 000-19636

                       HEALTHCARE IMAGING SERVICES, INC.
            (Exact name of Registrant as specified in its charter)
           Delaware                                      22-3119929
           --------                                      ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

200 Schulz Drive, Red Bank, New Jersey                     07701
--------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code: (908) 224-9292 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the last reported sale price of the Common Stock on March 26, 1997 was approximately $7,371,000. As of March 26, 1997, there were 4,961,974 shares of Common Stock outstanding.

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement which the Registrant will file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing of such document.

                                         HEALTHCARE IMAGING SERVICES, INC.

                                          1996 Annual Report on Form 10-K

                                                 TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                                                      PART I

Item 1.       Business                                                                          3
Item 2.       Properties                                                                       17
Item 3.       Legal Proceedings                                                                17
Item 4.       Submission of Matters to a Vote of Security Holders                              17

                                                      PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters                                                    18
Item 6.       Selected Financial Data                                                          19
Item 7.       Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                                            20
Item 8.       Financial Statements and Supplementary Data                                      28
Item 9.       Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                                            28

                                                     PART III

                                                     (Omitted)

                                                      PART IV

Item 14.      Exhibits, Financial Statements, Financial Statement
                Schedules, and Reports on Form 8-K                                             29

              Signatures                                                                       36





                                    PART I

ITEM 1.  BUSINESS
-----------------

Introduction
------------

         HealthCare Imaging Services, Inc. and its subsidiaries (the
"Company") are principally engaged in the business of establishing and operating fixed-site magnetic resonance imaging ("MRI") centers. MRI involves the utilization of high strength magnetic fields and applied radio waves to provide cross sectional images of the anatomy. MRI has become a preferred diagnostic tool of the medical profession because its images are generally better defined and more precise than those produced by other diagnostic imaging tests, without the use of harmful ionizing radiation. As of December
31, 1996, the Company operated five fixed-site MRI centers, including one multi-modality fixed-site facility providing MRI, mammography, ultrasound and x-ray services. See "The Company and its Facilities."

         One of the Company's five fixed-site MRI centers is an MRI facility located in Brooklyn, New York which was acquired by the Company in October
1991 and which had been operating (through New York MR Associates, a predecessor entity) since 1986. The Company also operates (i) a fixed-site MRI facility in Edgewater, New Jersey (which commenced operations in July 1991 and was operated as a joint venture prior to July 1, 1994 when such venture was restructured) and (ii) a multi-modality fixed-site facility in Ocean Township, New Jersey providing MRI, mammography, ultrasound and x-ray services (which commenced MRI services in December 1993). The other two fixed-site MRI facilities are joint ventures in which the Company is the general partner.
These joint ventures operate fixed-site MRI facilities in Wayne, New Jersey
(which commenced operations in April 1992) and in Philadelphia, Pennsylvania, (which commenced operations in November 1992). See "The Company and its
Facilities." The Company subleases its fixed-site MRI facility located in Catonsville, Maryland. See "Maiden Choice Facility." The Company also owns two specially designed mobile MRI units (through July 1996 the Company owned three mobile MRI units, of which one was sold in August 1996 through a lease purchase agreement). Both mobile MRI units began operating on or about January
1, 1992. See "Mobile MRI Division."

         The Company provides MRI services, directly or through joint ventures in which the Company (or a subsidiary) is the general partner, to health care providers which consist primarily of individual physicians and private medical practices. The Company generally leases its MRI equipment directly or through such joint ventures to professional practice groups ("Medical Lessees") who, in turn, make the equipment available to their patients and other health care providers with whom they or the Company have relationships. A typical Medical
Lessee pays the Company a flat fee on a daily, weekly, or per scan basis for the use of the equipment and an administrative charge for the use of the Company's support personnel and support services, such as clerical work, billing and collection services and performing other associated non-medical functions. The health care providers utilizing the Company's services have a need for MRI services but typically do not own their own equipment due to insufficient patient volume, the high cost of owning and operating such equipment or the lack of expertise in this highly specialized field.

         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the health care field.
Among other things, the trend in the industry towards managed care and HMO
("Health Maintenance Organization") business has resulted in lower reimbursement rates for the medical procedures performed and an increased demand for lower health care costs. The Company is addressing this trend by actively pursuing managed care opportunities and is continuing to assess the health care industry within which the Company participates in order to adapt to the changing marketplace.

MRI Technology

         Since 1983, when MRI technology was introduced for medical imaging, this modality has become a powerful tool for diagnostic imaging. MRI provides clinicians with information pertaining to soft tissue, neurology and orthopedic applications which otherwise would be unavailable without utilizing diagnostic equipment having the ability to perform invasive procedures.

         MRI uses radio frequencies and high strength magnetic field technology to produce images in all anatomic planes and of varying thin sections. This combination permits visualization of small, similar structures to be evaluated without surgical intervention in most cases to determine pathology and physiologic deficiencies. Once acquired, these images are viewed on video screens and stored on x-ray film and optical disc storage for long term use.

         MRI does not use ionizing radiation to provide images, therefore it has been recognized as a safer modality than CAT scans or conventional x-ray studies. MRI has proven to be superior to other diagnostic imaging procedures by providing superior contrast resolution between normal/abnormal structures and the ability to discern disease in the brain, such as multiple sclerosis.
MRI is also the modality of choice for lesions and tumors in the central nervous system, as well as for orthopedic applications such as tears of structures in the joints.

         As MRI progresses into the next decade of enhancements, manufacturers have invested their research efforts into the applications of magnetic resonance angiography ("MRA"). MRA involves the acquisition of pulse sequences and computer manipulation of data to compile images which may be viewed on x-ray film or a monitor and permit complete visualization of anatomy in a 360 degree plane of rotation. The anatomy which is demonstrated is the vascular structures of the central nervous system and displays the blood flow, or abnormalities, of the region.

         Cine applications permit visualization of multiple scans into a block so that the heart and cardiac vasculature may be "put into motion" for the performance of a diagnostic evaluation of cardiac structures.





         Kinematic studies, also known as range of motion ("ROM"), has enabled
MRI providers to demonstrate the joints of the body as if in motion. This technique requires images to be acquired in various degrees of flexion/extension, permitting the radiologist to view the full motion phase of the joint in question. This has been helpful in demonstrating diseases of the knee, shoulder and spine, as well as viewing the temporomandibular joint as never seen before due to the dynamics of the scan itself.

         Fast spin echo ("FSE") has also had a dramatic impact on MRI. MRI equipment with FSE has the capability to scan at a faster speed without compromising quality. This technique provides rapid acquisition of data which helps to eliminate patient time within the scanner, thereby increasing patient comfort, patient throughput and ability to visualize pathology more effectively. In addition to throughput, this enhancement also allows more anatomy to be covered, therefore increasing the amount of information available to the radiologist for interpretation.

         Manufacturers of MRI systems have identified the need to improve the quality of the information acquired by the system. This is done with the use of "surface coils," which act as an antenna to the MRI system. New technology has introduced quadrature surface coils, which provide a minimum of four times the signal produced by the system. The advantage of these coils is better image quality, faster scan times and better information available for the radiologist for interpretation.

         Over the next several years, it is expected that new imaging techniques and configurations of MRI systems will surface. Breast imaging for implants and carcinomas is currently under investigation and will soon become a forerunner in state of the art diagnostic tools for patients. MRA protocols and research continues to progress in the areas of cardiac and abdominal areas as well as peripheral (extremity) arterial and venous acquisitions.
Manufacturers have determined the need for mid-field imaging systems as well as the specialty systems for large and claustrophobic patients, therefore, all major manufacturers of MRI systems now are in the process of providing "open"
MRI units. Manufacturers have been working on other surface coils, such as phased array coils and intracavitary coils, to provide higher quality scans with better diagnostic capabilities for the future.

         The Company plans to continue to provide the medical community with state of the art technology. Currently, three of the Company's MRI systems have been upgraded to include FSE, allowing faster scan times and an improvement of the images, as well as the improvement of throughput at the facilities using such systems. Likewise, these systems have been upgraded to include the surface coils (quadrature) needed to provide superior image quality.

The Company and its Facilities
------------------------------

         The Company provides various management services, including billing and collection services, clerical and bookkeeping services and all non-physician personnel services, including trained MRI radiological technologists, to its Medical Lessees. The Company's longest operating facility is a fixed-site MRI center located in Brooklyn, New York. The Company leases its Brooklyn premises from DMR Associates, L.P., a limited partnership
("DMR"), and the MRI equipment at such facility from DVI Financial Services, Inc., a former significant stockholder of the Company ("DFS"). DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates"), and
DFS, as a limited partner. MR Associates is in turn owned by the Company's
Chairman of the Board, President and Chief Executive Officer (the "CEO") and another director of the Company. Pursuant to an arrangement with Kings Medical
Diagnostic Imaging, P.C. ("Kings Medical"), one of the Company's Medical
Lessees, the Company subleases the premises and the necessary MRI equipment to Kings Medical. In return, Kings Medical pays the Company monthly lease payments for the use of the facility and equipment, a flat fee per patient scan and an administrative charge.

         The Company also operates fixed-site MRI facilities in Edgewater and Wayne, New Jersey, and in Philadelphia, Pennsylvania and a multi-modality fixed-site facility in Ocean Township, New Jersey. The Edgewater facility commenced operations in July 1991, the Wayne facility commenced operations in April 1992, the Philadelphia facility commenced operations in November 1992 and the Ocean Township facility commenced operations in December 1993. The
Ocean Township facility and the Edgewater facility (which was operated as a joint venture prior to July 1, 1994 when such venture was restructured) are wholly-owned by the Company. Each of the Wayne and Philadelphia joint ventures are structured similarly. In each joint venture, a wholly-owned subsidiary of the Company has formed a partnership with certain individual medical professionals and other individuals (the "Medical Group"). Between 52% and 60% of each of the partnerships is owned by one of the Company's subsidiaries, which is the general partner, and the remainder is owned by the Medical Group, which is the limited partner. The Company has entered into equipment leases principally with DFS for MRI and related medical equipment and has subleased such equipment to each partnership. Each partnership makes the MRI equipment available to the health care providers who utilize its facility in exchange for a per scan use charge plus an administrative fee for the provision of the MRI equipment and associated support services, comparable to the support services provided at the Brooklyn, Edgewater and Ocean Township facilities. In addition, in order to provide the necessary non-medical support services to the health care providers who utilize its facility, each partnership has entered into a management services arrangement with the Company pursuant to which the Company provides all non-medical services and personnel necessary to support the provision of the MRI services at the facility in exchange for an administrative support fee.

Lithotripsy Division
--------------------

         In May 1992, the Company leased a mobile lithotripsy unit from DFS.
Lithotripsy is a non-invasive procedure for the removal of kidney stones through the use of directed energy waves which pulverize kidney stones. The pulverized stone is then eliminated by the urinary system. The lithotripsy unit is contained in a specialized mobile van which is transportable from location to location.







         On August 31, 1995, the Company consummated the sale of the lithotripsy unit and ancillary equipment to an unaffiliated third party. The sale resulted in the discontinuance of the Company's lithotripsy operations.
The Company pursued the sale due to losses sustained in connection with the lithotripsy operations since the inception of lithotripsy services in May 1992 and the expectation of continuing losses. For the year ended December 31, 1995, the lithotripsy operations incurred a loss of $369,915 (which includes a loss on the sale of the lithotripsy unit and ancillary equipment in the amount of $191,181). The sale enabled the Company to substantially eliminate the overhead costs associated with its lithotripsy operations, including the related debt service. The remaining debt service obligation at the date of sale, which was satisfied with the proceeds from the sale, was approximately
$475,000.

Mobile MRI Division
-------------------

         The Company entered into an arrangement, effective September 1, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the
"sublessee"), is a former officer of, and a current consultant to, the Company and the brother of the CEO. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this restructuring arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the restructuring of its mobile MRI operations, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,375,000.

         In December 1995, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, the Company repossessed and sold one of its mobile MRI units for $625,000. In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their obligations to the Company. In an attempt to satisfy the past due amounts, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness. The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company.

         In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. From time to time after the Company repossessed the mobile MRI units in July 1996, the





Company has used the two remaining mobile MRI units at its Brooklyn, New York
MRI facility.

         In November 1996, the Company formed a limited liability company which it intends to operate as a joint venture with Practice Management
Corporation to provide on-site MRI services to Meadowlands Hospital Medical
Center. The Company will own sixty (60%) percent of this joint venture. It is anticipated that the site will commence operations on or about April 1, 1997 and will initially provide MRI services utilizing one of the Company's mobile
MRI units. The Company estimates that initial costs to be incurred in establishing the facility will range between $150,000 and $225,000. The
Company anticipates that most of these amounts will be in the form of working capital loans by the Company to the joint venture. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.

Maiden Choice Facility
----------------------

         Effective July 22, 1994, the Company's Maiden Choice MRI facility located in Catonsville, Maryland ceased operations. This facility was closed due to losses sustained during fiscal 1993 and the six months ended June 30, 1994 in the amounts of $242,579 and $132,381, respectively, and due to the expectation of continuing losses. This facility was operated by Maiden Choice
Imaging Associates, L.P., a joint venture in which the Company owns sixty percent (60%) and limited partners own the remaining forty percent (40%). The
Company entered into a sublease arrangement with a radiology group, of which one of the members was among the limited partners in this joint venture, to sublease the medical equipment and facility from the Company. This sublease arrangement commenced April 1, 1995 and provides for sixty (60) monthly payments of $10,000 commencing June 15, 1995. In addition, the sublessee is responsible for paying the rent for the office space and for all future operating costs incurred. The Company, as a result of the closing of the Maiden Choice MRI facility, recorded a restructuring charge in fiscal 1994 in the amount of $1,413,000 which is comprised of a loss representing the estimated difference between the gross sublease receipts and the aggregate capital lease obligations for the medical equipment of $1,036,000, write-off on abandonment of leasehold improvements of $247,000 and an accrual for other costs of $130,000. This restructuring enabled the Company to eliminate all operating costs associated with the operation of the Maiden Choice MRI facility, except for debt service, and provides for the receipt of lease payments under the sublease arrangement thereby resulting in significant cash savings.

         The aggregate restructuring charges during the year ended December
31, 1994 for both the restructuring of the Company's mobile MRI operations and the closing of the Maiden Choice MRI facility were $3,788,000.

Edgewater Restructuring
-----------------------

         Effective July 1, 1994, the Company consummated the restructuring of Edgewater Imaging Associates, L.P. ("EIA"). This restructuring was necessary in order to meet stricter interpretations of laws in New Jersey and to comply with the Federal Medicare and Medicaid "Stark Law." The restructuring resulted in the acquisition by HealthCare Imaging Services of Edgewater, Inc., a wholly-owned subsidiary of the Company ("HISE"), of the operating business of EIA (in which HISE previously owned a sixty percent (60%) interest) in exchange for the issuance of 382,104 shares of the Company's common stock (having a market value of approximately $811,971 on the effective date of the restructuring, based on the per share closing price of the Common Stock of $2.125 as of June 30, 1994) to the EIA limited partners for the remaining forty percent (40%) interest. At
June 30, 1994, the net book value of the forty percent (40%) of EIA owned by the EIA limited partners was $753,170. In connection with this transaction, the Company recorded goodwill of $185,075. The restructured limited partnership, EIA, continues to own the capital lease for the medical equipment and the operating lease for the facility's office space which are being subleased to HISE. The EIA limited partners continue to own a forty percent
(40%) interest in the restructured EIA and HISE continues to own a sixty percent (60%) interest in the restructured EIA.

Philadelphia Facility
---------------------

         The Company's Philadelphia, Pennsylvania MRI facility, which has been operating since November 1992, continues to operate at a loss. The overall operating results of the Company were substantially affected during the years ended December 31, 1996 and 1995 due to the operational results of the Philadelphia MRI facility which incurred losses of $374,969 and $490,042, respectively. In addition, in order to support the operations of this facility, the Company has made, and continues to make, working capital loans to this facility. As of December 31, 1996, the amount of the working capital loans made to this joint venture was approximately $2,113,000 (of which approximately $407,000 was loaned during 1996). In order to become profitable, this facility must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when or if these working capital loans will be repaid. The
Company recently expanded its advertising and marketing efforts on behalf of the Philadelphia MRI facility. This resulted in a significantly reduced loss for the quarter ended December 31, 1996 of $57,006 as compared to the $212,903 loss for the quarter ended December 31, 1995. The Company is in the process of finalizing documentation with the present limited partners as to its purchase of their interests in such joint venture which it expects to consummate in 1997. However, there can be no assurance as to the timing of this purchase, if at all, or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

Relationship with Certain Medical Lessees
-----------------------------------------

         As previously noted, the Company generally leases its MRI equipment
(directly or through joint ventures) to Medical Lessees primarily located in New York, New Jersey and Pennsylvania who, in turn, make the equipment available to their patients and other health care providers (including individual physicians, physicians' groups and other health care providers consisting of managed care organizations, labor unions and self-funded corporations) with whom they or the




Company have relationships. For the year ended December 31, 1996, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Wayne MRI, P.A.;
Edgewater Diagnostic Imaging, P.A.; Kings Medical Diagnostic Imaging, P.C. and
Rittenhouse Square Imaging, L.P.) who accounted for approximately 30%, 21%,
19%, 18% and 12% of total revenues, respectively. For the year ended December
31, 1995, the Company had five Medical Lessees (Monmouth Diagnostic Imaging,
P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Kings Medical
Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) who accounted for approximately 29%, 21%, 20%, 13% and 12% of total revenues, respectively.
For the year ended December 31, 1994, the Company had four Medical Lessees
(Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Kings
Medical Diagnostic Imaging, P.C. and Wayne MRI, P.A.) who accounted for approximately 18%, 17%, 16% and 15% of total revenues, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and net income would not be materially affected because the Company believes it will be readily able to replace such Medical Lessees.

         Many health care providers do not own MRI equipment because of insufficient patient volume to justify the costs associated with the acquisition and operation of an MRI unit, as well as because of a strict regulatory environment and management and marketing considerations. Depending upon features and options selected, an MRI unit costs between approximately
$800,000 and $1.6 million. Many health care providers cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a health care provider with sufficient patient volume and resources to purchase an in-house MRI unit may still contract for the use of the Company's services. Among the reasons for such use of the Company's MRI units are: avoidance of the risk of technological obsolescence of the equipment; elimination of the need to recruit and employ qualified technicians; provision of short-term mobile services to allow the customer to learn the technology; establishment of a patient base before an in-house unit is installed; provision of additional coverage when patient demand exceeds in-house capacity; lack of a suitable interior location; changes in Medicare reimbursement systems resulting in declining profit margins for many hospitals and other health care providers, thereby reducing capital available to purchase new and expensive equipment; and lessening the risks of medical malpractice suits by utilizing state of the art medical technology and related services.

Managed Care
------------

         In 1996, based on publicly available data, over 25% of the U.S.
population was enrolled in HMO plans. As the shift continues towards managed care and away from traditional commercial insurance, the Company has become more aggressive in contracting with managed care payers. The Company presently has agreements with approximately 125 managed care payers including HMO's, Preferred Provider Organizations ("PPO's"), workers compensation groups, self-funded companies and hospitals. Once agreements are secured with these groups, targeted mailings are sent to participating physician providers seeking new referrals. Follow-up visits to these physicians by the Company's sales personnel has resulted in increased referrals to the Company's MRI facilities.





Marketing/Sales
---------------

         As of December 31, 1996, the Company employed one full-time sales/marketing and managed care executive, one full-time director of marketing and managed care, four full-time sales representatives, two part-time sales representatives and one administrative marketing assistant.
The Company has also employed other part-time marketing representatives from time to time. These personnel identify and contact health care providers, managed care organizations and corporate subscribers which may require the Company's services. In addition, the Company has entered into excess capacity arrangements whereby the Company provides the use of its Brooklyn MRI facility and all ancillary services during "off-hours" to two licensees (one of whom is Mark R. Vernon). The Company recognizes revenue on a fixed fee per procedure basis from these licensees. (See Note 10 to the accompanying financial statements.)

         A significant resource for the Company has been existing customer referrals. Based on historical data, there are over 8,500 physicians who have referred patients to the Company's five facilities. A significant amount of these referrals have been generated through the efforts of the Company's sales and marketing representatives, who directly call on both existing referring physicians and potential referrers. The Company also employs consumer advertising, such as local radio spots and print ads, as a marketing tool to attract not only physicians, but the patient population as well.

Competition
-----------

         The health care industry in general, and the market for advanced diagnostic imaging services in particular, are highly competitive. In addition to direct competition from other MRI providers, the Company must compete with larger health care providers as well as private clinics and radiology practices that own MRI units or other diagnostic imaging equipment and with equipment manufacturers which sell equipment to health care providers for in-house installation.

         Several competitors operate fixed-site MRI units in New York, New
Jersey and Pennsylvania, the Company's service areas. Moreover, certain of these competitors have substantially greater financial resources than those of the Company, which may give them advantages in negotiating equipment acquisitions, advertising and responding quickly to new demand. The Company believes that it competes effectively against other fixed-site providers based on the reputation of the Company and the physicians with whom the Company has relationships, the location of the Company's facilities, the state of the art equipment the Company uses, and the ability of the Company to quickly respond to demand.

         MRI competes with less expensive diagnostic imaging devices and procedures which may provide similar information to the physician. Alternative diagnostic imaging technologies include CAT scans, nuclear medicine, radiography/fluoroscopy, ultrasound, mammography and conventional x-ray. The
Company believes that MRI's significant benefits justify the pricing differential between MRI and other diagnostic imaging modalities.






         Existing health care providers who are customers of the Company may purchase MRI equipment if their patient volume increases to the point where it becomes cost effective to own and operate their own MRI equipment. Ownership and operation of MRI equipment and the provision of related services does not require proprietary information, trade secrets or similar nonpublic intellectual property but does require in most states the obtainment of a Certificate of Need ("CON") and certain other approvals from the state/local health departments, which CON and approvals may not be granted. Consequently, there are no significant barriers to entry other than the costs of the equipment, hiring of qualified technicians and management and, where applicable, compliance with CON regulations and other regulatory or legislative constraints.

Equipment
---------

         The MRI equipment currently operated by the Company is located in fixed-site facilities. All of the diagnostic imaging equipment utilized by the Company is technologically sophisticated and complex, requires regular maintenance and is subject to unpredictable malfunctions and breakdowns. The
Company contracts with MRI equipment manufacturers for comprehensive maintenance programs for its MRI units to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). On most equipment, the maintenance contract provides that such repairs will be performed during regular operating hours. Although the maintenance contracts provide for inspections and maintenance of the equipment on a fixed-fee basis, equipment servicing adversely affects revenue generation by reducing the number of regular operating hours the equipment is available for use. Additionally, MRI equipment is generally warranted by the equipment manufacturer for a specified period of time, usually one year from the date of purchase, during which the Company receives uptime guarantees (a guarantee that the equipment will function for a specified percentage of scheduled use hours) from the manufacturer of the MRI units. However, these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime, scheduled maintenance and software update (upgrading of the computer program which aids the generation of the scanned image). The Company also carries business interruption insurance which provides for $250,000 of coverage for each fixed-site facility, after 24 hours downtime, for up to one year to help protect itself from unexpected long-term equipment failures.

Reimbursement
-------------

         Many of the Company's customers are health care providers that are subject to extensive federal and state legislation and regulation relating to the reimbursement and control of health care costs. As a result of federal cost-containment legislation currently in effect, hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") in accordance with the patient's diagnosis, and reimbursement is limited to predetermined amounts assigned to particular DRGs based upon the diagnosis of the ailment of a patient. Generally, free-standing MRI centers that provide services for hospital in-patients must look to the referring hospital for payment, which the hospital must take out of its DRG reimbursement. For out-patients who are not admitted to a hospital, the Medicare approved reimbursement for single MRI scans generally range between $465 and $1,224, depending on the type of scan performed. Revenues associated with Medicare claims accounted for less than 11% of the Company's revenues for the year ended December 31, 1996. Because
Medicare reimbursement for MRI services is limited, it does not necessarily cover all of the costs of the medical services provided. Therefore, the physicians who provide professional services at the Company's MRI centers may be prevented, to the extent they rely on Medicare reimbursement, from using an MRI profitably after they pay use fees to the Company and other expenses of operations. However, Medicare billings currently are not a material component of the Company's revenues.

         Currently, DRGs are not applicable to out-patient services that the licensee-physicians provide to non-Medicare patients at a MRI center. If the DRG reimbursement method were applied to out-patient services, the Company's business could be adversely affected since patient reimbursement has an indirect, but significant, effect on the Company's pricing structure.

         When patients are directly billed for services, most of their health care insurers, including Blue Cross/Blue Shield, reimburse service providers for 80% to 100% of the physician's charge for MRI scans as long as this fee is "reasonable and customary" for that geographical area. Any difference is due from the patient. The health care insurer determines what is considered
"reasonable and customary." However, some insurers have adopted DRG-type reimbursement schedules and others may be investigating the possibility of implementing such schedules, but the Company believes that such private reimbursement schedules are not and will not be as stringent as those under the Medicare DRG program. Since patient reimbursement affects the levels of fees the Company can charge the physician-licensee, widespread application of DRG-type reimbursement schedules could adversely affect the Company's business. In addition, the Company has entered into many contracts with managed care organizations which generally provide for lower reimbursement rates than those received from other insurance carriers.

CON Laws Governing MRI Centers
------------------------------

         All states in which the Company currently operates or may operate have laws that may require a CON under certain circumstances to establish an outpatient diagnostic imaging center using MRI or other imaging equipment. At the present time, the CON laws of the states of New Jersey, New York and Maryland pertain to the Company's operations. Effective December 1996, the CON requirements in the State of Pennsylvania expired, and to date no new CON requirements have been implemented, but there can be no assurance that new rules or regulations will not be enacted which may affect or restrict the Company's operations in Pennsylvania, as well as affect expansion plans in Pennsylvania, if any.

         Although the CON programs vary from state to state, generally such programs require state approval before acquiring major medical equipment or establishing new inpatient services, but various exceptions apply. In New
York, for example, the acquisition of MRI equipment to be placed outside of a hospital which is leased and operated by an independent physician or group of physicians does not require a CON. Exceptions to the CON requirements in other states may include expenditures under $1,000,000 and replacement of existing equipment.
Where a CON is required, approval of the acquisition of MRI equipment may be tied to the satisfaction of various criteria relative to costs and need for the services. The CON requirements serve as a barrier to entry in certain states which the Company services and increases the costs of and delays certain expansions or renovations or the addition of centers in the areas covered by such requirements. There can be no assurance that CON regulations will not be further expanded in certain states, thereby adversely affecting the Company's ability to expand in such states.

         The Company also has to comply with federal certification requirements. For example, the Ocean Township facility which offers mammography must be certified by the federal government, which accreditation was received in January 1997. Further, additional certification requirements may affect the Company's centers, but such certification generally will follow specific standards and requirements set forth in public documents. The Company believes that it has currently obtained all necessary certifications, but the failure to obtain a necessary approval could have an adverse impact on the Company's operations.

         In addition to the CON programs and the federal certification described above, the operation of outpatient imaging centers is subject to other federal and state regulation relating to licensure, standards of testing, accreditation of certain personnel and compliance with governmental reimbursement programs. Although the Company believes that currently it has obtained all such necessary licenses, the failure to obtain a required license could have a material adverse effect on the Company's business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and affect thereof nor the cost to the Company of compliance.

Anti-Kickback Laws under Federal Medicare Program
-------------------------------------------------

         The federal Anti-Kickback Act, which is a criminal statute, prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patient or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violations of the Anti- Kickback Act are punishable by fines and/or imprisonment. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, persons convicted of violating the Anti- Kickback Act may be excluded from the Medicare or Medicaid programs. The scrutiny by the federal government of possible unlawful arrangements between health care providers and referral sources extends to indirect payments which have the potential of inducing
Medicare and Medicaid referrals, such as situations in which physicians hold investment interests in companies which benefit from Medicare referrals.

         In 1991, the Office of the Inspector General ("OIG") of the
Department of Health and Human Services ("HHS") published safe harbor regulations that specify the conditions under which certain types of financial relationships, including investment interests in public companies, management and personal service contracts and leases of space and equipment, will be protected from criminal or civil sanctions under the Anti-Kickback Act if the standards set forth in the regulation are strictly followed. Although the Company believes that the financial arrangements involved in the operation of its imaging centers qualify for protection under the applicable safe harbor protections, these regulations have been thus far relatively untested in practice. The OIG has stated that failure to satisfy the conditions of an applicable safe harbor does not necessarily indicate that the arrangement violates the Anti-Kickback Act, but such arrangements are not among those that the safe harbor regulations protect from criminal and civil sanctions. Due to the broad and sometimes vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities which might adversely affect the Company's business.

Stark Law
---------

         The federal "Stark Law" which took effect on January 1, 1995 provides that where a physician has a "financial relationship" with a provider of "designated health services" (including among other activities, the provision of MRI and other radiology services which are provided by the Company), the physician will be prohibited from making a referral of a Medicaid or Medicare patient to the health care provider, and the provider will be prohibited from billing Medicare or Medicaid for the designated health services, unless a statutory exception to the prohibition is applicable. In August 1995, regulations were issued pursuant to the Stark Law as it existed prior to its amendment in 1993. The preamble to these regulations indicates that the Health
Care Financing Administration ("HCFA") intends to rely on the language and interpretations in the regulations when reviewing compliance under the Stark
Law as amended. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the amended Stark Law could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs.

         The Stark Law provides exceptions from its prohibitions for referrals which include certain types of employment personal services and leasing arrangements and contractual relationships. The Company has reviewed the effects of the amended Stark Law and believes that it complies in all material respects with the applicable provisions of the Stark Law, although because of the broad and sometime vague nature of this law and the applicable regulations, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Stark Law.






False Claims Act
----------------

         Several federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to obtain governmental approval or payment for a false claim. Under the False Claims Act, civil damages may include a penalty of up to three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by individuals on behalf of the government (known as qui tam suit) and such private citizens could receive up to thirty percent of the recovery. The
Company carefully monitors its submissions for reimbursement to assure that they are not false or fraudulent and believes that it is not in violation of the False Claims Act.

State Laws
----------

         Many states, including some where the Company operates, have laws that prohibit certain direct and indirect payments made by health care providers which are designed to induce referrals. Some states expressly prohibit referrals by physicians to facilities in which such physicians have a financial interest. Sanctions for violating the state statutes may include loss of licensure for the physicians and civil and criminal penalties assessed against both the referral source or the recipient provider. The Company continues to review all aspects of its operations, and where necessary has insured that physicians do not have investment interests in its operations.

         The Company believes that it complies in all material respects with all applicable provisions of the Anti-Kickback Act, the Stark Law and applicable state laws governing fraud and abuse as well as licensing and certification, although because of the broad and sometime vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions.
Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon the Company's activities.

         During 1995, regulations were issued requiring all MRI technologists to attend and pass a training program in order to obtain certification to render MRI services as a technologist. All of the Company's technologists have or will have attended and taken the necessary tests in order to obtain certification during 1996.

Employees
---------

         As of December 31, 1996, the Company had 65 full-time employees, including 13 trained diagnostic imaging technologists, 1 sales/marketing and managed care executive, 4 sales representatives, and 47 administrative and clerical personnel. None of the Company's employees is represented by labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

         The Company leases a fixed-site MRI center of approximately 5,000 square feet in Brooklyn, New York from DMR. The Company leases its corporate headquarters in Red Bank, New Jersey and leases a separate billing center in Ocean Township, New Jersey in the same building which contains the Ocean
Township MRI center (approximately 7,400 and 9,200 square feet, respectively).
In Edgewater, Wayne and Philadelphia, the Company, through its joint ventures, leases space for these fixed-site facilities (approximately 2,000, 700 and 1,900 square feet, respectively). The Company also recently entered into a lease relating to its proposed joint venture to provide MRI services to the Meadowlands Hospital Medical Center. Management believes that its corporate offices and its MRI facilities are suitable for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not involved in any pending legal proceedings which in the opinion of its management may have a material adverse effect on its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.







                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.01 per share (the "Common
Stock"), is included in The Nasdaq National Market ("HISS"). The Company's
Common Stock Purchase Warrants (the "Initial Warrants") and Class B Common
Stock Purchase Warrants (the "Class B Warrants") were included in The Nasdaq
National Market until November 12, 1996 and October 12, 1995, respectively, at which time such securities were deleted therefrom. These warrants expired pursuant to their terms on November 12, 1996.

         The following table sets forth the high and low sales prices for the Common Stock for the period from January 1, 1994 through March 26, 1997 based on transaction data as reported by The Nasdaq National Market.




                                                              High                       Low
                                                              ----                       ---
         Year Ended December 31, 1994
         ----------------------------
         First Quarter                                        $ 5-5/8                    $ 2-1/2
         Second Quarter                                       $ 2-3/4                    $ 1-3/4
         Third Quarter                                        $ 2-5/8                    $ 1-3/4
         Fourth Quarter                                       $ 2-1/2                    $ 1-3/8

         Year Ended December 31, 1995
         -----------------------------
         First Quarter                                        $ 2-1/2                    $1-1/16
         Second Quarter                                       $ 2-1/8                    $1-1/16
         Third Quarter                                        $ 1-7/8                    $ 1-3/8
         Fourth Quarter                                       $ 1-3/4                    $ 11/16

         Year Ended December 31, 1996
         ----------------------------
         First Quarter                                        $ 2-3/8                    $ 1-1/16
         Second Quarter                                       $ 2-5/8                    $1-11/16
         Third Quarter                                        $ 2-7/16                   $1-11/16
         Fourth Quarter                                       $ 2                        $    7/8

         Year Ending December 31, 1997
         -----------------------------
         First Quarter (through March 26,
         1997)                                                $ 2-1/16                   $  15/16


         As of March 26, 1997, there were 56 holders of record of the Common Stock. The Company believes that there were approximately 760 beneficial holders of the Common Stock as of such date.

         The Company has paid no dividends on the Common Stock since its inception. Any future declaration of cash dividends on the Common Stock will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future but intends to retain its earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial information is provided for the Company and its predecessor entities.



                                                   Year ended December 31,
                                                   -----------------------
                                      1996               1995               1994                 1993              1992
                                      ----               ----               ----                 ----              ----
OPERATING DATA:
--------------
Revenues                          $ 9,787,591         $ 9,249,284        $11,398,794          $13,235,567        $11,095,414
(Loss) income before minority
interests and income taxes        $  (396,256)        $    33,227        $(5,769,180)         $    52,846        $ 1,771,133
Historical (loss) income          $  (861,796)        $  (118,430)       $(6,053,612)         $  (470,925)       $   758,803
Historical (loss) income per
common share                      $     (0.18)        $     (0.03)       $     (1.35)         $     (0.12)       $      0.21

BALANCE SHEET DATA:
------------------
Working Capital                   $ 2,943,313         $ 1,160,247        $   658,828          $ 2,731,742        $ 5,000,842
Total assets                      $10,566,732         $10,006,699        $13,800,753          $23,392,405        $19,514,095
Long-term debt reserves for
restructuring costs and capital
lease obligations                 $ 2,717,216         $ 3,275,445        $ 4,778,306          $ 9,997,416        $ 8,144,648
Stockholders' equity/partners'
capital                           $ 5,004,807         $ 3,222,876        $ 3,341,306          $ 6,900,169        $ 7,442,091


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY STATEMENTS CONTAINED HEREIN WHICH ARE NOT HISTORICAL FACTS OR WHICH CONTAIN THE WORDS "EXPECT", "BELIEVE" OR "ANTICIPATE", SHALL BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISK THAT THE COMPANY MAY NOT BE ABLE TO IMPLEMENT ITS GROWTH STRATEGY IN THE INTENDED MANNER, RISKS ASSOCIATED WITH CURRENTLY UNFORESEEN COMPETITIVE PRESSURES AND RISKS AFFECTING THE COMPANY'S INDUSTRY SUCH AS INCREASED HEALTHCARE REGULATION AND THE EFFECTS OF GENERAL ECONOMIC CONDITIONS. IN ADDITION, THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITION ARE SUBJECT TO CERTAIN OTHER RISKS WHICH ARE DESCRIBED IN THE COMPANY'S OTHER REPORTS AND STATEMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

For the Year Ended December 31, 1996 vs. December 31, 1995
----------------------------------------------------------

         For the year ended December 31, 1996, revenues were $9,787,591 as compared to $9,249,284 for the year ended December 31, 1995, an increase of approximately $538,000. This increase was primarily due to (1) increased revenues from the Company's fixed-site MRI facility located in Brooklyn, New York (approximately $517,000), (2) increased revenues from the Company's fixed-site multi-modality imaging facility located in Ocean Township, New Jersey (approximately $225,000) and (3) increased revenues from the Company's fixed-site MRI facility located in Wayne, New Jersey (approximately $214,000), all of which were partially offset by (i) the elimination of operating revenues from the Company's lithotripsy operations (approximately $427,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and (ii) decreased revenues from the Company's fixed-site MRI facility located in Edgewater, New Jersey (approximately $132,000) due to increased competition resulting in fewer procedures being performed.

         For the year ended December 31, 1996, operating expenses were $10,183,847 as compared to $9,216,057 for the year ended December 31, 1995, an increase of approximately $968,000. This increase was primarily due to non-cash compensation charges (approximately $1,445,000) resulting from the grant of (i) stock options to two of the Company's former directors, (ii) stock options and a restricted stock award to the CEO and (iii) stock options to Biltmore Securities, Inc. (the "Placement Agent") pursuant to a consulting agreement. See "Overview-Recent Developments." The Company's operating expenses before the non-cash compensation charges decreased approximately $478,000, primarily due to the elimination of operating expenses relating to the Company's former lithotripsy operations (approximately $744,000) and recoveries on accounts receivable (approximately $392,000) relating to a provision for bad debts recorded at the time of the restructuring of the Company's mobile MRI operations. Other operating expenses increased by approximately $311,000, primarily due to higher advertising and promotion expense, rent expense, travel and entertainment expense, patient car service expense, temporary help expense and typing service expense, most of which were directly impacted by the increase in patient procedures being performed in 1996. Equipment maintenance and repairs decreased approximately $82,000, primarily due to the termination of a maintenance agreement relating to the disposition of the lithotripsy unit. Professional fees increased approximately $167,000, primarily due to the preparation of the proxy statement for the Company's 1996 Annual Meeting of Stockholders held May 2, 1996 (the "Meeting"), certain New Jersey and New York state sales and use tax examinations and various other matters. Depreciation and amortization decreased approximately $292,000, primarily due to the elimination of depreciation expense for the lithotripsy equipment and the MRI unit located at the Company's Edgewater, New Jersey facility which was fully depreciated in July 1996. Interest expense decreased approximately $172,000, primarily due to the elimination of interest expense relating to the disposition of the lithotripsy unit and the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

         During the year ended December 31, 1996, as a corporate general partner, the Company recorded an additional $149,988 of losses attributable to the limited partnership interests in the Philadelphia, Pennsylvania joint venture in excess of the limited partners' capital accounts.

         The operating results for the year ended December 31, 1996 and 1995 were substantially affected by the Philadelphia MRI facility which incurred losses of $374,969 and $490,042, respectively. The Company recently expanded its advertising and marketing efforts on behalf of the Philadelphia MRI facility. This resulted in a significantly reduced loss for the quarter ended December 31, 1996 of $57,006 as compared to the $212,903 loss for the quarter ended December 31, 1995. The Company is in the process of finalizing documentation with the present limited partners as to its purchase of their interests in such joint venture which it expects to consummate in 1997. However, there can be no assurance as to the timing of this purchase, if at all, or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

For the Year Ended December 31, 1995 vs. December 31, 1994
----------------------------------------------------------

         For the year ended December 31, 1995, revenues were $9,249,284 as compared to $11,398,794 for the year ended December 31, 1994, a decrease of approximately $2,150,000. This decrease is primarily due to (1) the elimination of operating revenues from the Company's former mobile MRI operations due to the arrangement entered into effective September 1, 1994 whereby the Company began subleasing its mobile MRI equipment rather than operating such equipment (approximately $2,106,000), (2) the elimination of operating revenues from the Company's Maiden Choice fixed-site MRI facility, which ceased operations effective July 22, 1994 (approximately $194,000), (3) decreased revenues from the Company's Brooklyn fixed-site MRI facility due to increased competition resulting in fewer procedures being performed

(approximately $563,000) and (4) an increase in existing referrals from managed care organizations for all facilities resulting in lower reimbursement rates, all of which were partially offset by (i) increased revenues from the Company's fixed-site MRI facility located in Ocean Township, New Jersey (approximately $628,000) which commenced operations as a permanent fixed-site in December 1993 and (ii) increased revenues from the Company's fixed-site MRI facility in Wayne, New Jersey (approximately $207,000) which commenced operations in April 1992. Both of such facilities have steadily increased the number of MRI procedures since inception.

         For the year ended December 31, 1995, operating expenses were $9,216,057 as compared to $17,167,974 for the year ended December 31, 1994, a decrease of approximately $7,952,000. This decrease was primarily due to the restructuring of the Company's mobile MRI operations (approximately $5,683,000), the closing of the Maiden Choice fixed-site MRI facility (approximately $1,781,000) in 1994, which was partially offset by the loss incurred on the sale in 1995 of the lithotripsy unit and ancillary equipment of $191,181. Salaries decreased by approximately $217,000 due to the elimination in 1994 of operating expenses for the mobile MRI division and the Maiden Choice MRI facility. Other operating expenses, films and supplies and equipment maintenance and repairs decreased approximately $547,000, $149,000 and $414,000, respectively, due to the elimination in 1994 of expenses for the restructured operations. Consulting and marketing fees decreased approximately $333,000 primarily due to the termination of certain consulting agreements for the mobile MRI division (approximately $128,000) and the Brooklyn fixed-site MRI facility (approximately $218,000), partially offset by the commencement of a new consulting agreement for the Brooklyn MRI facility effective June 15, 1995 (approximately $55,000). Such agreement was terminated on October 31, 1995. Professional fees decreased approximately $145,000 due to the elimination of fees incurred for the restructuring of the mobile MRI division and the Maiden Choice MRI facility. Depreciation and amortization expense and interest expense decreased approximately $937,000 and $788,000, respectively, primarily due to the elimination of depreciation and interest expense for the mobile MRI equipment, the Maiden Choice MRI equipment and leasehold improvements and the lithotripsy unit and ancillary equipment.

         During the year ended December 31, 1995, as a corporate general partner, the Company recorded an additional $196,017 of losses attributable to the limited partnership interests in the Philadelphia, Pennsylvania joint venture in excess of the limited partners' capital accounts.

         The operating results for the years ended December 31, 1995 and 1994 were substantially affected by the Philadelphia MRI facility and lithotripsy operations which incurred losses of $490,042 and $369,915 (of which amount $191,181 related to the loss on the sale of the lithotripsy unit and ancillary equipment), respectively, during 1995 and $327,596 and $314,497, respectively, during 1994. The Company relocated the mammography and ultrasound units previously located at the Philadelphia, Pennsylvania facility to the Company's Ocean Township, New Jersey facility. During the years ended December 31, 1995 and 1994, the Philadelphia MRI facility incurred losses of approximately $50,000 and $57,000, respectively, related to its mammography and ultrasound operations.

OVERVIEW - RECENT DEVELOPMENTS
------------------------------

         On February 9, 1996, the Company sold, pursuant to a private placement, 600,000 shares of Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), for $2.25 per share resulting in net proceeds to the Company of $1,198,254. In connection with such private placement, the Company issued 60,000 shares of Series C Preferred Stock to the Placement Agent as its fee. Each share of Series C Preferred Stock is convertible into seven shares of Common Stock. At the Meeting, the Company obtained stockholder approval for, among other things, the issuance of the Series C Preferred Stock and an increase in its authorized Common Stock from 9 million to 50 million shares. The holders of the Series C Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agent's prior consent.

         The sale of the Series C Preferred Stock was effected to enable the Company to meet the requirements for continued listing on The Nasdaq National Market as well as to provide capital for general corporate purposes, including possible acquisitions of businesses which are complementary to the Company, other healthcare related businesses or non-healthcare related businesses. In December 1995, the Company was advised by The Nasdaq Stock Market, Inc. ("Nasdaq") that because the Common Stock's bid price was below $1.00 per share and, in the alternative, because the market value of publicly-held shares of Common Stock was below $3 million and the Company's net tangible assets were below $4 million, Nasdaq was considering delisting the Common Stock from The Nasdaq National Market. In addition, the Company was informed that because it did not hold an annual meeting of stockholders during 1995, which is a requirement to maintain a listing on The Nasdaq National Market, the Common Stock was also subject to delisting. The Company made written submissions to Nasdaq, as well as an appearance at a hearing on January 11, 1996, to explain its proposals for satisfying the listing requirements of The Nasdaq National Market. Nasdaq subsequently notified the Company that, subject to possible review, it would grant the Company exceptions to the bid price and stockholder meeting requirements provided that on or before February 15, 1996 (extended to April 10, 1996) (i) the Company make a public filing with the Securities and Exchange Commission ("SEC") and Nasdaq containing certain pro forma information reflecting the consummation of the sale of the Series C Preferred Stock and (ii) the Company file a preliminary draft of a Proxy Statement with respect to the Meeting with the SEC. The Company complied with such requirements.

         As consideration for the execution of a consulting agreement between the Placement Agent and the Company, the Company granted, as of January 30, 1996, to the Placement Agent stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the

Company 750,000 shares of Common Stock (the "Placement Agent Shares") upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1998, of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company recorded a non-cash compensation change of $685,800 which is being amortized over the term of the consulting agreement. In January 1997, the January 30, 1997 expiration date of the consulting agreement was extended to January 30, 1998.

         As of January 30, 1996, the Company granted stock options (the "Former Directors Options") to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five-year period at a cash exercise price of $0.75 per share. In connection with the issuance of the Former Directors Options, the Company recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996.

         As of February 1, 1996, the Company amended its employment agreement with the CEO. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation was reduced from $200,000 to $100,000. Upon execution of such amendment, stock options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock were terminated, and the Company granted to the CEO stock options (subject to stockholder ratification and approval which was obtained at the Meeting) exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant (subject to stockholder ratification and approval which was obtained at the Meeting) of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to the CEO Restricted Stock Grant will lapse upon consummation by the Company of an Acquisition. As in the case of the Placement Agent Shares, the Company extended the required consummation date of the Acquisition to January 30, 1998 subject to stockholder ratification and approval of this extension which it intends to solicit at the 1997 Annual Meeting of Stockholders. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ended January 30, 1997, which date was extended (subject to stockholder ratification and approval) until January 30, 1998. To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1998 (assuming stockholder ratification and approval of the extension), the CEO Restricted Stock Grant will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly. In January 1997, the term of the employment agreement was further extended to October 22, 1998 on the same terms and conditions.

         As consideration for the execution of a one-year consulting agreement, as of October 15, 1996, the Company granted to a consultant stock options (the "Consultant Options") exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five-year period at a cash exercise price of $1.0625 per share. The Consultant Options vest quarterly in equal installments over the one-year consulting agreement term. In connection with the issuance of the Consultant Options, the Company recorded a non-cash compensation charge of $35,628 which is being amortized over the term of the consulting agreement.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
----------------------------------------------

         As of December 31, 1996, the Company had a cash balance of $173,879, current assets of $5,287,453 and working capital of $2,943,313. Cash flows provided by operating activities were $1,761,856 for the year ended December 31, 1996, which consisted primarily of depreciation and amortization of $1,450,074, amortization of non-cash compensation of $1,445,473 and minority interests in joint ventures of $416,192, which was partially offset by a net loss of $861,796. Other significant components of cash flows provided by operating activities included an increase in accounts receivable and advances to a certain licensee (see Note 10 of the accompanying financial statements) of $632,022 and $351,401, respectively, primarily due to an increase in patient procedures being performed at certain of the Company's MRI facilities. Cash flows used in investing activities were $796,654 which consisted primarily of investments in marketable securities utilizing a portion of the proceeds from the sale of the Series C Preferred Stock in February 1996. Cash flows used in financing activities were $1,072,739 which consisted primarily of payments on capital lease obligations of $985,084, payments on the reserves for restructuring costs of $1,306,013 and distributions to limited partners of joint ventures of $371,539, partially offset by proceeds of $1,198,254 from the sale of the Series C Preferred Stock and proceeds of $444,173 from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment.

         The Company's Philadelphia, Pennsylvania MRI facility, which has been operating since November 1992, continued to operate at a loss through 1996. In order to support the operations of this facility, the Company has made, and continues to make, working capital loans to this joint venture. As of December 31, 1996, the amount of such working capital loans was approximately $2,113,000 (of which approximately $407,000 was loaned in 1996). In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when or if these loans will be repaid. The Company is in the process of finalizing documentation with the present limited partners as to its purchase of their interests in such joint venture which it expects to consummate in 1997. However, there can be no assurance as to the timing of this purchase, if at all, or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.

         In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company provided additional information to the NJDT which substantially reduced the proposed assessment. The New Jersey sales tax examination was concluded on May 31, 1996 with the Company's payment of $214,280 to the NJDT under a conditional agreement with the NJDT. Such agreement acknowledged that the State of New Jersey has not yet reached an agreement with the State of New York to assure that New York will give full credit (under the interstate agreement between New Jersey and New York) for sales tax paid by the Company to the State of New Jersey. The NJDT has agreed that it will continue to deal directly with New York to assure that the Company receives full credit under the interstate taxation agreement.

         In February 1996, the Company was notified by the New York State Department of Taxation and Finance ("NYDT") regarding the commencement of a sales and use tax examination and has received a preliminary assessment for taxes and interest due of $170,261. The Company is currently awaiting acknowledgment that certain NYDT sales taxes were previously overpaid and that the Company is entitled to recoupment thereof. To the extent NYDT accepts the Company's position relating to the recoupment of overpaid taxes, the sales tax deficiency may be substantially reduced. Management believes that the ultimate resolution of these matters, beyond the amounts already reserved therefor, will not have a material impact on the Company's financial condition or results of operations.

         In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997.

         In November 1996, the Company formed a limited liability company which it intends to operate as a joint venture with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The Company will own sixty (60%) percent of this joint venture. It is anticipated that the site will commence operations on or about April 1, 1997 and will initially provide MRI services utilizing one of the Company's mobile MRI units. The Company estimates that initial costs to be incurred in establishing the facility will range between $150,000 and $225,000. The Company anticipates that most of these amounts will be in the form of working capital loans by the Company to the joint venture. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.

         The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and capital leases, proceeds received from the Company's initial public offering in November 1991 and sale of the Series C Preferred Stock in February 1996 and the offering and exercise of warrants and stock options. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity. Also, such expansion, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through its significant stockholder, DFS. In December 1995, DFS' two representatives on the Company's Board of Directors resigned and in April 1996 DFS sold its 800,000 shares of Common Stock (representing approximately 17% of the then outstanding Common Stock). Nonetheless, the Company believes it will continue to be able to locate financing sources for its future equipment needs.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit, an affiliate of DFS ("DVIBC"), to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the revolving line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the proposed credit facility are collateralized through a grant to DVIBC of a first security interest in all eligible accounts receivable, other than those of DFS. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. In addition, the line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. To date, the Company has not made any borrowings under this credit facility.

         Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan from DFS to DMR in connection with DMR's refinancing of an equipment lease related to the Company's Brooklyn, New York MRI facility. This loan bears interest at 12% per annum and is repayable over thirty-four (34) months commencing February 15, 1997. See "The Company and its Facilities."

         The Company believes that cash to be provided by the Company's operating activities will be sufficient to meet its anticipated cash requirements for its present operations for the next twelve months. The proceeds from the sale of the Series C Preferred Stock and availability under the revolving line of credit will further supplement the Company's ability to meet its future cash needs. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

         Recently issued accounting standards may effect the Company's financial statements in the future. See Note 1 of the Notes to the Consolidated Financial Statements of the Company and its Subsidiaries.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ----------------------------------------------------

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II,
Item 8.


         Independent Auditors' Report                                                            F-1

         Consolidated balance sheets - December 31,
              1996 and 1995                                                                      F-2

         Consolidated statements of operations -
              For the years ended December 31, 1996,
              1995 and 1994                                                                      F-3

         Consolidated statements of stockholders'
              equity - For the years ended December 31,
              1996, 1995 and 1994                                                                F-4

         Consolidated statements of cash flows - For the years ended December
              31, 1996, 1995 and
              1994                                                                               F-5

         Notes to consolidated financial statements                                              F-7




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

              Not applicable.

                                   PART III

         Part III, except for certain information included in Part I, Item 4, is omitted inasmuch as the Company currently intends to file a definitive proxy statement with the Securities and Exchange Commission no later than April 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND
----------------------------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

         (a)  The following documents are filed as part of this report:

1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages below, as part of Part II, Item 8 of this report:

         Independent Auditors' Report                                                           F-1

         Consolidated balance sheets - December 31,
              1996 and 1995                                                                     F-2

         Consolidated statements of operations -
              For the years ended December 31, 1996,
              1995 and 1994                                                                     F-3

         Consolidated statements of stockholders'
              equity - For the years ended December 31, 1996,
              1995 and 1994                                                                     F-4

         Consolidated statements of cash flows - For the
              years ended December 31, 1996, 1995 and 1994                                      F-5

         Notes to consolidated financial statements                                             F-7

2.  FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts -
              For the years ended December 31, 1996, 1995 and 1994                              F-22


3.  EXHIBITS

3.1      Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No.33-
         42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.2      Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock
         of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.3      By-Laws of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the
         Securities and Exchange Commission on August 13, 1991)

3.4      Certificate of Amendment of the Certificate of Incorporation of HealthCare Imaging Services,
         Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996)

10.1     Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc.
         and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the
         Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the
         Securities and Exchange Commission on August 13, 1991)

10.2     Master Equipment Lease between DVI Financial Services Inc. and MR General Associates -
         Mobile I dated as of December 31, 1990 (Incorporated by reference to Exhibit 10.2 to the
         Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the
         Securities and Exchange Commission on August 13, 1991)

10.3     Assignment, Assumption and Consent Agreement relating to the Mobile I Master Equipment
         Lease between MR General and HealthCare Imaging Services, Inc. dated as of January 14,
         1991 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
         Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on
         August 13, 1991)

10.4     Consulting Services and License Agreement between New York MR Associates and Kings
         Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to
         Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-
         42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5     Addendum to Consulting Services and License Agreement dated June 15, 1990 between New
         York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by
         reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1
         Registration No. 33-42091 filed with the Securities and Exchange Commission on
         August 13, 1991)





10.6     Administrative Management Agreement between NYMR Associates and MR General Associates dated January 27, 1986 (Incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.7     Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical
         Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration
         No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8     Lease between New York MR Associates and King Medical Diagnostic Imaging, P.C. as of
         January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9     Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical
         Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-
         42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10    Sublease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and
         HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.10 to the
         Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the
         Securities and Exchange Commission on November 6, 1991)

10.11    Siemens Service Agreement dated March 5, 1991 between Siemens Medical Systems, Inc.
         and New York MR Associates (Incorporated by reference to Exhibit 10.11 to the Company's
         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and
         Exchange Commission on August 13, 1991)

10.12    Mortgage between New York MR Associates and DVI Financial Services Inc. dated
         November 16, 1987 in the principal amount of $685,000 (Incorporated by reference to
         Exhibit 10.12 to the Company's Registration Statement on Form S-1 Registration No. 33-
         42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.13    Promissory Note of MR General Associates to Midlantic Bank in the face amount of
         $300,000 (Incorporated by reference to Exhibit 10.13 to the Company's Registration
         Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
         Commission on August 13, 1991)







10.14    Promissory Note of New York MR Associates to Midlantic Bank in the face amount of
         $400,000 and correspondence relating thereto (Incorporated by reference to Exhibit
         10.14 to the Company's Registration Statement on Form S-1 Registration No. 33-42091
         filed with the Securities and Exchange Commission on August 13, 1991)

10.15    Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare
         Imaging Services, Inc. (Incorporated by reference to  Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16    Employment Agreement dated January 19, 1993 between Michael J. Rutkin and HealthCare
         Imaging Services, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994)*

10.17    Employment Agreement dated January 8, 1994 between Calvin M. Sprung and HealthCare
         Imaging Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994)*

10.18    Form of Guaranty, dated October 22, 1991, issued by HealthCare Imaging Services,
         Inc. pertaining to a series of Promissory Notes in the aggregate principal amount of $630,000 issued by DMR Associates, L.P. (Incorporated by reference to Exhibit
         10.18 to the Company's Registration Statement on Form S-1 Registration No.
         33-42091 filed with the Securities and Exchange Commission on November 6, 1991)

10.19    HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to
         Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-
         42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20    HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors
         (Incorporated by Reference to  Exhibit 10.20 to the Company's 1991 Annual Report on Form
         10-K)*

10.21    Consulting Agreement dated October 22, 1991 between Joseph Raymond and HealthCare
         Imaging Services, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's
         Registration Statement on Form S-1 Registration Commission on October 24, 1991)*

10.22    Promissory Note of HealthCare Imaging Services, Inc. to DMR Associates, L.P. in the face amount of $123,000 (Incorporated by reference to Exhibit 10.22 to the Company's
         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)

10.23    Registration Rights Agreement dated October 22, 1991 between HealthCare Imaging
         Services, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)

10.24    Agreement for Purchase and Sale dated October 22, 1991 between DMR Associates, L.P.
         and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 2.1 to the
         Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the
         Securities and Exchange Commission on November 6, 1991)

10.25    Purchase Agreement dated as of October 22, 1991 by and among DMR Associates, L.P., HIS
         Acquisition, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)

10.26    Merger Agreement dated October 22, 1991 between HealthCare Imaging Services, Inc. and
         HIS Acquisition, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Registration
         Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
         Commission on November 6, 1991)

10.27    Unit Purchase Option dated November 19, 1991, between HealthCare Imaging Services, Inc.
         and Stratton Oakmont, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's
         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and
         Exchange Commission on November 6, 1991)

10.28    Master Equipment Lease (No. 91-11-0534) dated December 31, 1991 by and between DVI
         Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to
         Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992)

10.29    Master Equipment Lease (No. 91-11-0535) dated December 31, 1991 by and between DVI
         Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992)

10.30    Master Mobile Lease Agreement dated September 1, 1994 between  Universal Diagnostic
         Corp., Medibest Imaging Corp., Ocean Diagnostic Radiology, P.C., Eagle Diagnostic
         Imaging Corp., Junction Diagnostic Imaging Corp., HealthCare Imaging Services, Inc.
         and Omni Medical Imaging, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1994)






10.31    Master Lease Agreement dated March 14, 1995 between HealthCare Imaging Services, Inc.
         and Maiden Choice MRI, L.L.C. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

10.32    Restructuring Agreement, dated as of July 1, 1994, among Edgewater Imaging Associates,
         L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current
         Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1994)

10.33    Master Equipment Lease dated September 26, 1995 by and between DVI Financial Services
         Inc. and HealthCare Imaging Services, Inc. (Together with certain Schedules thereto).
         (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1995)

10.34    Placement Agent Agreement dated as of January 22, 1996 by and between Biltmore
         Securities, Inc. and HealthCare Imaging Services, Inc.  (Incorporated by reference to Exhibit
         10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         1995)

10.35    Consulting Agreement dated as of January 30, 1996 by and between Biltmore Securities, Inc.
         and HealthCare Imaging Services, Inc. (Together with certain Exhibits thereto).
         (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1995)

10.36    Form of Subscription Agreement for the Purchase of Series C Convertible Preferred
         Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.37    Amendment No. 1 dated as of February 1, 1996 to Employment Agreement by and between
         Elliott H. Vernon and HealthCare Imaging Services, Inc. (Together with a Stock Option
         Agreement, Restricted Stock Award Agreement and Registration Rights Agreement, each dated as of February 1, 1996 and by and between Mr. Vernon and HealthCare Imaging
         Services, Inc., which are exhibits thereto)* (Incorporated by reference to Exhibit
         10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         1995)

10.38    Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan
         (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1996)*






10.39    HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors
         (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
         S-8 Registration No. 333-8699 filed with the Securities and Exchange Commission on July
         24, 1996)*

22.1     Subsidiaries of the Registrant.  (Incorporated by reference to Exhibit 22.1 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995)


23.1     Consent of Independent Auditors, Deloitte & Touche LLP

27       Financial Data Schedule


------------------------------------------------------------------------------

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual
         Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
------------------------------------------------------------------------------

         (b)  REPORTS ON FORM 8-K

              Not applicable.

                                  SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEALTHCARE IMAGING SERVICES, INC.



Dated: March 28, 1997                By:  /s/Elliott H. Vernon
                                          --------------------
                                          By: Elliott H. Vernon
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                            Title                                     Date
----                                            -----                                     ----
/s/Elliott H. Vernon                            Chairman of the                           March 28, 1997
--------------------                            Board, President and
Elliott H. Vernon                               Chief Executive
                                                Officer and Director
                                                (Principal Executive
                                                Officer)

/s/Scott P. McGrory                             Vice President,                           March 28, 1997
-------------------                             Controller
Scott P. McGrory                                (Principal
                                                Financial and
                                                Accounting Officer)

/s/George Braff
--------------------                            Director                                  March 28, 1997
George Braff

/s/Jerold L. Fisher                             Director                                  March 28, 1997
--------------------
Jerold L. Fisher

/s/Joseph J. Raymond                            Director                                  March 28, 1997
---------------------
Joseph J. Raymond






/s/Shawn A. Freidkin                            Director                                  March 28, 1997
---------------------
Shawn A. Freidkin

/s/Mitchell Hymowitz                            Director                                  March 28, 1997
---------------------
Mitchell Hymowitz

/s/Dominic A. Polimeni                          Director                                  March 28, 1997
---------------------
Dominic A. Polimeni

                     HEALTHCARE IMAGING SERVICES, INC.
                                 --------
       ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                 --------
                            INDEX TO EXHIBITS

EXHIBITS
--------
                                                                    Page
                                                                    ----
3.1               Certificate of Incorporation of HealthCare
                  Imaging Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on
                  August 13, 1991)

3.2 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3.3 By-Laws of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
                  3.2 to the Company's Registration
                  Statement on Form S-1 Registration No.
                  33-42091 filed with the Securities and
                  Exchange Commission on August 13,
                  1991)

3.4 Certificate of Amendment of the Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.1              Master Equipment Lease dated March 29,
                  1991 by and between DVI Financial
                  Services Inc. and HealthCare Imaging

                  Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on
                  August 13, 1991)

10.2 Master Equipment Lease between DVI Financial Services Inc. and MR General Associates - Mobile I dated as of
                  December 31, 1990 (Incorporated by
                  reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.3 Assignment, Assumption and Consent Agreement relating to the Mobile I Master Equipment Lease between MR General and HealthCare Imaging Services, Inc. dated as of January 14, 1991
                  (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.4              Consulting Services and License
                  Agreement between New York MR
                  Associates and Kings Medical Diagnostic
                  Imaging, P.C. dated January 27, 1986
                  (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and
                  Kings Medical Diagnostic Imaging, P.C.
                  (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13,1991)

10.6              Administrative Management Agreement
                  between NYMR Associates and MR
                  General Associates dated January 27,1986
                  (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.7              Assignment and Consent Agreement dated
                  as of July 24, 1991 by and among Kings
                  Medical Diagnostic Imaging, P.C., Kings
                  Plaza Radiology Associates (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on August 13, 1991)

10.8              Lease between New York MR Associates
                  and King Medical Diagnostic Imaging,
                  P.C. as of January 27, 1986 for Brooklyn
                  property (Incorporated by reference to
                  Exhibit 10.8 to the Company's Registration
                  Statement on Form S-1 Registration No.
                  33-42091 filed with the Securities and
                  Exchange Commission on August 13,
                  1991)

10.9              Assignment and Assumption of Lease
                  dated October 22, 1991 between Kings
                  Medical Diagnostic Imaging, P.C. and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10             Sublease dated October 22, 1991 between
                  Kings Medical Diagnostic Imaging, P.C.
                  and HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.10 to the Company's Registration
                  Statement on Form S-1 Registration No.
                  33-42091 filed with the Securities and
                  Exchange Commission on November 6,
                  1991)

10.11             Siemens Service Agreement dated March
                  5, 1991 between Siemens Medical
                  Systems, Inc. and New York MR
                  Associates (Incorporated by reference to
                  Exhibit 10.11 to the Company's Registra
                  tion Statement on Form S-1 Registration
                  No. 33-42091 filed with the Securities and
                  Exchange Commission on August 13,
                  1991)

10.12             Mortgage between New York MR
                  Associates and DVI Financial Services Inc.
                  dated November 16, 1987 in the principal amount of $685,000 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on August 13, 1991)

10.13             Promissory Note of MR General
                  Associates to Midlantic Bank in the face amount of $300,000 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on August 13, 1991)

10.14             Promissory Note of New York MR
                  Associates to Midlantic Bank in the face amount of $400,000 and correspondence relating thereto (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.15             Employment Agreement dated October 22,
                  1991 between Elliott Vernon and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.15 to the Company's Registration
                  Statement on Form S-1 Registration No.
                  33-42091 filed with the Securities and
                  Exchange Commission on November 6,
                  1991)*

10.16             Employment agreement dated January 19,
                  1993 between Michael J. Rutkin and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended
                  December 31, 1994)*

10.17             Employment agreement dated January 8,
                  1994 between Calvin M. Sprung and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.17 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended
                  December 31, 1994)*

10.18             Form of Guaranty, dated October 22,
                  1991, issued by HealthCare Imaging
                  Services, Inc. pertaining to a series of Promissory Notes in the aggregate principal amount of $630,000 issued by DMR Associates, L.P. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities an Exchange
                  Commission on November 6, 1991)

10.19             HealthCare Imaging Services, Inc. 1991
                  Stock Option Plan (Incorporated by
                  reference to Exhibit 10.19 to the
                  Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on November 6, 1991)*

10.20             HealthCare Imaging Services, Inc. 1991
                  Stock Option Plan for Non-Employee
                  Directors (Incorporated by Reference to
                  Exhibit 10.20 to the Company's 1991
                  Annual Report on Form 10-K)*

10.21             Consulting Agreement dated October 22,
                  1991 between Joseph Raymond and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.19 to the Company's Registration
                  Statement on Form S-1 Registration
                  Commission on October 24, 1991)*

10.22             Promissory Note of HealthCare Imaging
                  Services, Inc. to DMR Associates, L.P. in the face amount of $123,000 (Incorporat ed by reference to Exhibit 10.22 to the Company's Registration Statement on
                  Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on November 6, 1991)

10.23             Registration Rights Agreement dated
                  October 22, 1991 between HealthCare
                  Imaging Services, Inc. and DVI Financial
                  Services Inc. (Incorporated by reference to Exhibit 10.23 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)

10.24             Agreement for Purchase and Sale dated
                  October 22, 1991 between DMR

                  Associates, L.P. and HealthCare Imaging
                  Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on
                  November 6, 1991)

10.25             Purchase Agreement dated as of October
                  22, 1991 by and among DMR Associates,
                  L.P., HIS Acquisition, Inc. and DVI
                  Financial Services Inc. (Incorporated by reference to Exhibit 2.2 to the Company's
                  Registration Statement on Form S-1
                  Registration No. 33-42091 filed with the Securities and Exchange Commission on
                  November 6, 1991)

10.26             Merger Agreement dated October 22,
                  1991 between HealthCare Imaging
                  Services, Inc. and HIS Acquisition, Inc.
                  (Incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on November 6, 1991)

10.27             Unit Purchase Option dated November 19,
                  1991, between HealthCare Imaging
                  Services, Inc. and Stratton Oakmont, Inc.
                  (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange
                  Commission on November 6, 1991)

10.28             Master Equipment Lease (No. 91-11-
                  0534) dated December 31, 1991 by and
                  between DVI Financial Services Inc. and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.28 to the Company's Annual Report on

                  Form 10-K for the fiscal year ended
                  December 31, 1992)

10.29             Master Equipment Lease (No. 91-11-
                  0535) dated December 31, 1991 by and
                  between DVI Financial Services Inc. and
                  HealthCare Imaging Services, Inc.
                  (Incorporated by reference to Exhibit
                  10.29 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended
                  December 31, 1992)

10.30             Master Mobile Lease Agreement dated
                  September 1, 1994 between Universal
                  Diagnostic Corp., Medibest Imaging
                  Corp., Ocean Diagnostic Radiology, P.C.,
                  Eagle Diagnostic Imaging Corp., Junction
                  Diagnostic Imaging Corp., HealthCare
                  Imaging Services, Inc. and Omni Medical
                  Imaging, Inc. (Together with certain
                  Exhibits thereto) (Incorporated by
                  reference to Exhibit 10.30 to the
                  Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31,
                  1994)

10.31             Master Lease Agreement dated March 14,
                  1995 between HealthCare Imaging
                  Services, Inc. and Maiden Choice MRI,
                  L.L.C. (Together with certain Exhibits
                  thereto) (Incorporated by reference to
                  Exhibit 10.31 to the Company's Annual
                  Report on Form 10-K for the fiscal year
                  ended December 31, 1994)

10.32 Restructuring Agreement, dated as of July 1, 1994, among Edgewater Imaging Associates, L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-

                  K filed with the Securities and Exchange
                  Commission on August 12, 1994)

10.33             Master Equipment Lease dated September
                  26, 1995 by and between DVI Financial
                  Services Inc. and HealthCare Imaging
                  Services, Inc. (Together with certain
                  Schedules thereto).  (Incorporated by
                  reference to Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31,
                  1995)

10.34 Placement Agent Agreement dated as of January 22, 1996 by and between Biltmore Securities, Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.35             Consulting Agreement dated as of January
                  30, 1996 by and between Biltmore
                  Securities, Inc. and HealthCare Imaging
                  Services, Inc. (Together with certain
                  Exhibits thereto).  (Incorporated by
                  reference to Exhibit 10.35 to the
                  Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31,
                  1995)

10.36 Form of Subscription Agreement for the Purchase of Series C Convertible Preferred Stock of HealthCare Imaging Services,
                  Inc.  (Incorporated by reference to Exhibit
                  10.36 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended
                  December 31, 1995)

10.37             Amendment No. 1 dated as of February 1,
                  1996 to Employment Agreement by and
                  between Elliott H. Vernon and HealthCare
                  Imaging Services, Inc. (Together with a

                  Stock Option Agreement, Restricted Stock
                  Award Agreement and Registration Rights
                  Agreement, each dated as of February 1,
                  1996 and by and between Mr. Vernon and
                  HealthCare Imaging Services, Inc., which are exhibits thereto)* (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.38             Amendment No. 2 to HealthCare Imaging
                  Services, Inc. 1991 Stock Option Plan.
                  (Incorporated by reference to Exhibit
                  10.38 to the Company's Form 10-Q for the quarter ended June 30, 1996)

10.39             HealthCare Imaging Services, Inc. 1996
                  Stock Option Plan for Non-Employee
                  Directors (Incorporated by reference to
                  Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 Registration No.
                  333-8699 filed with the Securities and
                  Exchange Commission on July 24, 1996)*

22.1              Subsidiaries of the Registrant.
                  (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form
                  10-K for the fiscal year ended December
                  31, 1995)

23.1              Consent of Independent Auditors, Deloitte
                  & Touche LLP

27                Financial Data Schedule
-------------------------------------------------------------------

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on
                  Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
-------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
HealthCare Imaging Services, Inc.
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of HealthCare Imaging Services, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 14, 1997

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   1996                  1995
                                                                                         ----                  ----
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    173,879         $    281,416
   Marketable securities                                                                  625,000                    -
   Accounts receivable - net of allowances for doubtful accounts of $4,318,000
      in 1996 and $4,301,000 in 1995                                                    4,328,553            3,713,531
   Prepaid expenses and other                                                             160,021              217,762
                                                                                      -----------          -----------
                  Total current assets                                                  5,287,453            4,212,709
                                                                                       ----------           ----------
PROPERTY, PLANT AND EQUIPMENT - NET                                                     4,347,745            5,272,215
                                                                                       ----------           ----------

OTHER ASSETS:
   Advances to licensee                                                                   351,401                    -
   Deferred costs - net of accumulated amortization of $139,997 in 1996 and
       $289,088 in 1995                                                                    11,218               35,259
   Goodwill - net of accumulated amortization of $46,269 in 1996 and $27,761 in 1995      138,806              157,314
   Due from officer                                                                       176,049              231,904
   Other assets                                                                           254,060               97,298
                                                                                      -----------        -------------
                  Total other assets                                                      931,534              521,775
                                                                                      -----------         ------------
TOTAL ASSETS                                                                          $10,566,732          $10,006,699
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $ 1,083,223         $    765,258
   Current portion of long-term debt and capital lease obligations (of which
       $1,084,970 in 1996 and $933,818 in 1995 is owed to DVI Financial Services,
       Inc., a former shareholder)                                                      1,102,559            1,001,414
   Reserve for restructuring costs                                                        150,054            1,285,790
   Income taxes payable                                                                     8,304                   -
                                                                                      -----------          ----------
                  Total current liabilities                                             2,344,140            3,052,462
                                                                                      -----------          -----------

NONCURRENT LIABILITIES:
   Long-term debt and capital lease obligations (of which $2,104,245 in 1996 and
       $2,969,275 in 1995 is owed to DVI Financial Services, Inc., a former
       shareholder)                                                                     2,141,627            2,973,752
   Reserve for restructuring costs                                                        575,589              301,693
                                                                                      -----------          -----------
                  Total noncurrent liabilities                                          2,717,216            3,275,445
                                                                                      -----------          -----------
MINORITY INTEREST                                                                         500,569              455,916
                                                                                      -----------          -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.10 par value:  1,000,000 shares authorized,
       660,000 shares outstanding at December 31, 1996                                     66,000                    -
   Common stock, $.01 par value:  50,000,000 shares authorized, 4,961,974 outstanding at December 31, 1996 and 4,711,974 outstanding at December
       31, 1995                                                                            49,620               47,120
   Additional paid-in capital                                                          11,876,678            8,902,805
   Accumulated deficit                                                                 (6,588,845)          (5,727,049)
   Unearned compensation                                                                 (398,646)                    -
                                                                                      -----------          -----------
                  Total stockholders' equity                                            5,004,807            3,222,876
                                                                                      -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $10,566,732          $10,006,699
                                                                                      ===========          ===========


See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                    1996                   1995                1994
                                                                    ----                   ----                ----
REVENUES                                                         $9,787,591             $9,249,284         $ 11,398,794
                                                                 ----------             ----------         ------------

OPERATING EXPENSES:
   Salaries                                                       2,838,739              2,654,503            2,871,091
   Other operating expenses                                       2,645,275              2,334,470            2,881,627
   Provision/(recovery) of bad debts                              (392,286)                      -              825,000
   Films and supplies                                               552,067                526,641              675,689
   Equipment maintenance and repairs                                645,231                727,359            1,141,508
   Consulting and marketing fees                                     72,344                106,650              439,167
   Professional fees                                                457,797                291,156              436,333
   Depreciation and amortization                                  1,450,074              1,742,494            2,679,787
   Interest                                                         469,133                641,603            1,429,772
   Loss on sale of property, plant and equipment                          -                191,181                    -
   Restructuring costs                                                    -                      -            3,788,000
   Non-cash compensation charge                                   1,445,473                      -                    -
                                                               ------------     ------------------  -------------------
                                                                 10,183,847              9,216,057           17,167,974
                                                                -----------            -----------          -----------
(LOSS) INCOME BEFORE MINORITY INTERESTS IN
   JOINT VENTURES AND INCOME TAXES                                (396,256)                 33,227          (5,769,180)
MINORITY INTERESTS IN JOINT VENTURES                              (416,192)              (293,924)            (439,432)
                                                              -------------          -------------       --------------
LOSS BEFORE INCOME TAXES                                          (812,448)              (260,697)          (6,208,612)
INCOME TAX PROVISION (BENEFIT)                                       49,348              (142,267)            (155,000)
                                                              -------------          -------------       --------------
NET LOSS                                                       $  (861,796)           $  (118,430)         $(6,053,612)
                                                               ============           ============         ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                    4,711,974              4,711,974            4,485,731
                                                                ===========            ===========         ============
NET LOSS PER COMMON SHARE                                  $         (0.18)        $        (0.03)      $        (1.35)
                                                           ================        ===============      ===============

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                             Preferred Stock         Common Stock       Additional      (Deficit)                        Total
                                                                         Paid-in       Retained        Unearned      Stockholders'
                            Shares     Amount     Shares      Amount     Capital      Earnings      Compensation         Equity
                            ------     ------     ------      ------   -----------  -------------   ------------      ------------
BALANCE, JANUARY 1, 1994        -           -    3,934,670   $ 39,347   $ 6,415,829  $    444,993              -        6,900,169
Net loss                                                 -          -             -    (6,053,612)                     (6,053,612)
Exercise of Underwriter
  Option and
  warrants, net                 -           -      395,200      3,952     1,678,826             -                       1,682,778
Purchase of 40% interest
  in operating business
  of Edgewater
  Imaging
  Associates, L.P.              -           -      382,104      3,821       808,150             -               -         811,971
                           -------      -------  ----------  --------    -----------  -------------  --------------   ------------
BALANCE, DECEMBER 31, 1994      -                4,711,974     47,120     8,902,805    (5,608,619)              -       3,341,306
Net loss                        -           -            -          -             -      (118,430)              -        (118,430)
                           -------      ------- ----------   --------   -----------  -------------  --------------   ------------
BALANCE, DECEMBER 31, 1995                       4,711,974     47,120     8,902,805    (5,727,049)                      3,222,876
Proceeds from sale of
  Preferred Stock
  net of expenses of
  $151,746                 660,000      $66,000          -          -     1,132,254             -               -       1,198,254
Issuance of Restricted
 Stock Grant                                       250,000      2,500       466,244             -   $    (468,744)              -
Unearned compensation in
  connection
  with stock option
  grants                        -           -            -          -     1,375,375             -      (1,375,375)              -
Amortization of unearned
   compensation for stock
   options and
   restricted stock
   grants                       -           -            -          -             -                     1,445,473       1,445,473
Net loss                        -           -            -          -             -      (861,796)              -        (861,796)
                           -------      ------- ----------   --------   -----------  -------------  --------------   ------------
BALANCE, DECEMBER 31, 1996 660,000      $66,000  4,961,974   $ 49,620   $11,876,678  $ (6,588,845)  $    (398,646)    $ 5,004,807
                           =======      =======  =========   ========   ===========  ============== ==============    ===========

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------

                                                                       1996                1995                1994
                                                                       ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $    (861,796)    $      (118,430)    $    (6,053,612)
  Adjustments to reconcile net loss to net cash provided by
      operating activities
     Depreciation and amortization                                    1,450,074           1,742,494           2,679,787
     Amortization of non-cash compensation                            1,445,473                   -                   -
     Restructuring costs                                                      -                   -           3,788,000
     Loss on sale of property, plant and equipment                            -             191,181                   -
     Minority interests in joint ventures                               416,192             293,924             439,432
     Deferred income taxes                                                    -            (254,194)           (176,592)
     Provisions for bad debts                                                 -                   -             825,000
     Allowance for doubtful accounts                                     17,000             663,000           1,018,000
     Changes in assets and liabilities:
       Accounts receivable                                             (632,022)            710,460             193,336
       Prepaid expenses and other                                        57,741              51,760             101,771
       Due from officer                                                  55,855                   -              (8,881)
       Goodwill                                                               -                   -             (81,946)
       Deferred costs                                                    (4,767)            (28,888)                  -
       Advances to licensee                                            (351,401)                  -                   -
       Accounts payable and accrued expenses                            317,965              (1,362)           (401,801)
       Income taxes payable                                               8,304             (19,407)            (14,477)
       Other assets                                                    (156,762)             27,232              32,817
                                                                   ------------      --------------       -------------

            Net cash provided by operating activities                 1,761,856           3,257,770           2,340,834
                                                                   ------------      --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                        -             525,000                   -
   Purchases of property, plant and equipment                          (171,654)            (93,375)            (92,724)
   Proceeds from sale of marketable securities                          375,000                   -                   -
   Purchase of marketable securities                                 (1,000,000)                  -                   -
                                                                   ------------      --------------       --------------
            Net cash (used in) provided by investing activities        (796,654)            431,625             (92,724)
                                                                   ------------      ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from the sale of Series C Preferred Stock    1,198,254                   -                   -
   Payments on revolving line of credit - bank                                -                   -            (500,000)
   Payments on capital lease obligations                               (985,084)         (1,665,602)         (2,571,237)
   Payments on note payable                                             (52,530)            (70,933)            (62,498)
   Proceeds received from sale of property, plant and equipment
      included in the reserve for restructured operations                     -             625,000                   -
   Proceeds received on sublease for restructured operations            444,173             755,000             265,000
   Payments for reserve for restructuring costs                      (1,306,013)         (3,004,180)           (735,011)
   Exercise of Underwriter Option and warrants, net                           -                   -           1,682,778
   Distributions to limited partners of joint ventures                 (371,539)           (282,524)           (290,682)
                                                                  -------------     ---------------     ---------------

            Net cash used in financing activities                    (1,072,739)         (3,643,239)         (2,211,650)
                                                                  -------------     ---------------     ---------------
(DECREASE)/INCREASE IN CASH                                            (107,537)             46,156              36,460
CASH:
   Beginning of the year                                                281,416             235,260             198,800
                                                                  -------------     ---------------     ----------------
   End of the year                                                $     173,879     $       281,416     $       235,260
                                                                  =============     ===============     ================

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                             1996                  1995               1994
                                                                             ----                  ----               ----
SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                        $      477,196       $     747,501        $1,410,639
                                                                       ==============       =============        ==========
  Income taxes paid                                                    $       53,756       $     104,563        $  145,472
                                                                       ==============       =============        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Capital leases principally for medical equipment                       $      306,634
                                                                       ==============
Refinancing of certain capital lease obligations                                            $      69,746
                                                                                            =============
The Company acquired the operating business of its Edgewater joint venture ("EIA") (of which the Company previously owned a sixty percent
  (60%) interest through a wholly-owned subsidiary) in exchange for the issuance of 382,104 shares of the Company's common stock (Note 2):
      Issuance of common stock                                                                                   $  811,971
      Costs incurred in connection with buyout of the EIA
         Limited Partners' interest                                                                                 126,274
      Less EIA Limited Partners' capital accounts                                                                $ (753,170)
                                                                                                                 ----------
      Goodwill                                                                                                   $  185,075
                                                                                                                 ==========

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY - The Company is principally engaged in the business of establishing and operating fixed-site magnetic resonance imaging ("MRI") centers.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include HealthCare Imaging Services, Inc. and its wholly-owned subsidiaries, which are corporations usually formed to be the general partner of the Company's various limited partnership arrangements. All significant intercompany balances and transactions have been eliminated in consolidation.

         REVENUES - The Company provides MRI services, directly or through joint ventures in which it (or a subsidiary) is the general partner, to health care providers, which consist primarily of individual physicians and private medical practices. The Company generally leases its MRI equipment (directly or through joint ventures) to professional practice groups ("Medical Lessees") primarily located in New York, New Jersey and Pennsylvania who, in turn, make the equipment available to their patients and other health care providers with whom they or the Company have relationships. A typical Medical Lessee pays the Company a flat fee on a daily, weekly, or per scan basis for the use of the equipment and an administrative charge for the use of the Company's support personnel and support services, such as clerical work, billing and collection services and performing other associated nonmedical functions. Such fees are received when the Medical Lessees are paid by either their patients or other third-party payers.

         The Company has entered into several Consulting Services and Licensing Agreements with physicians to provide them with management and administrative services, and medical equipment for periods ranging from five (5) to ten (10) years. Under the terms of the Consulting Services and Licensing Agreements, the Company receives revenues in the following manner:

                  PROCEDURE FEES - Procedures revenue represents fees earned by the Company for each scan performed for the physicians. Fees are revised each year based upon the Company's Consulting Services and Licensing Agreements with the physicians.

                  ADMINISTRATIVE FEES - Administrative revenue represents fees earned by the Company for medical support services. This fee, per the administrative services agreements, fluctuates annually based upon total revenues and type of services provided.

         MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES - The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of its operating joint ventures in which the Company has a majority interest (ranging from 52% to 60%) and exercises unilateral management control including day-to-day management of operations, strategic planning, equipment financing and capital transactions, directly or through one of its subsidiaries. The ownership interests of the limited partners in these joint ventures are recorded as minority interests.

         MARKETABLE SECURITIES - The Company's marketable securities portfolio is classified as "Available For Sale." Such securities are valued at fair value with net changes in unrealized holding gains and losses included as a separate component of shareholders' equity until realized. Debt and equity securities which are classified as "Available For Sale" are those which are not actively traded or those which will not be held to maturity. At December 31, 1996, cost approximated fair market value and there were no unrealized holding gains or losses.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, stated at cost, are depreciated on a straight-line basis over the estimated useful lives of the assets. Assets held under capital leases are stated at the lower of the fair market value or the present value of the future minimum lease payments. Leasehold improvements are amortized over the shorter of the life of the lease or the useful life. The estimated useful lives are as follows:

                           Office and computer equipment
                                and furniture and fixtures                                       5-8 years
                           Medical equipment                                                     5-8 years
                           Leasehold improvements                                                6-8 years

       GOODWILL - Goodwill is being amortized on a straight-line basis over ten (10) years.

       NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing net loss by the number of weighted average common shares outstanding. Common stock equivalents have been excluded from the computation because they are anti-dilutive.

       INCOME TAXES - The Company accounts for income tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The Company's marketable securities are carried at fair market value. The fair values of the Company's long-term debt and capital lease obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value for the Company's long-term debt and capital lease obligations are $3,244,186 and $3,332,202 at December 31, 1996,
       respectively, and $3,975,166 and $4,131,122 at December 31, 1995,
       respectively.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables. The Company furnishes services in various states (primarily in New York, New Jersey and Pennsylvania) on behalf of professional entities primarily comprised of radiologists who in turn provide such services to individual physicians, physicians' groups and other health care providers which consist of managed care organizations, labor unions and self-funded corporations. The Company currently earns substantially all of its MRI revenues through its arrangements with its Medical Lessees. Although the Company's right to payment for services rendered to Medical Lessees is not dependent upon payments received by the Medical Lessees, as part of its arrangements with certain Medical Lessees, the Company does not seek payment from the Medical Lessee until the Medical Lessee has been paid for the MRI services it has provided. Therefore, the Company bears the risk of delayed payment since principally all amounts due to the Medical Lessees are subject to third-party reimbursement from health insurance companies, which historically have proven to be credit worthy. Upon the expiration or other termination of the arrangements with such Medical Lessees, the Company is contractually entitled to seek payment from such Medical Lessees for all services provided, including those with respect to which the Medical Lessees have not been paid. However, the Company generally does not seek to recover unpaid claims.

       The Company's accounts receivable (principally due from Medical Lessees) represent the Company's proportionate share of Medical Lessees' procedure fees and administrative fees. Such accounts receivable are shown net of allowance for doubtful accounts which consists of the Company's estimate of amounts that will not be collected from Medical Lessees and wholesale accounts due to non-payment by patients and other third party payors.

       LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company adopted this standard in 1996 without any significant impact on the Company's financial position or results of operations.

       STOCK OPTIONS AND WARRANTS - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Pursuant to this statement, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the annual audited financial statements pro forma net income (loss) and pro forma earnings (losses) per share as if the company had applied the newer method of accounting. The Company has elected to continue to follow the provisions of APB Opinion No. 25 and related interpretations in accounting for employee stock options.

2.     RESTRUCTURED OPERATIONS

       On August 31, 1995, the Company consummated the sale of its lithotripsy unit and ancillary equipment to an unaffiliated third party. The sale resulted in the discontinuance of the Company's lithotripsy operations. The Company pursued the sale due to losses sustained in connection with the lithotripsy operations since the inception of lithotripsy services in May 1992 and the expectation of continuing losses. For the year ended December 31, 1995, the lithotripsy operations incurred a loss of $369,915 (which includes a loss on the sale of the lithotripsy unit and ancillary equipment in the amount of $191,181). The sale enabled the Company to substantially eliminate the overhead costs associated with the lithotripsy operations, including the related debt service. The remaining debt service obligation at the date of sale, which was satisfied with the proceeds from the sale, was approximately $475,000.

       The Company entered into an arrangement, effective September 1, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the "sublessee"), is a former officer of, and a current consultant to, the Company and the brother of the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO"). The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this restructuring arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the restructuring of its mobile MRI operations, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,375,000.

       In December 1995, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, the Company repossessed and sold one of its mobile MRI units for $625,000. In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their obligations to the Company. In an attempt to satisfy the past due amounts, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness . The Company soon after returned the three mobile MRI units to the sublessee.

       Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company.

       In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997.

       In November 1996, the Company formed a limited liability company which it intends to operate as a joint venture with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The Company will own sixty percent (60%) of this joint venture. It is anticipated that the site will commence operations on or about April 1, 1997 and will initially provide MRI services utilizing one of the Company's mobile MRI units. The Company estimates that initial costs to be incurred in establishing the facility will range between $150,000 and $225,000. The Company anticipates that these amounts will be in the form of working capital loans by the Company to the joint venture. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.

       Effective July 22, 1994, the Company's Maiden Choice MRI facility located in Catonsville, Maryland ceased operations. This facility was closed due to losses sustained during fiscal 1993 and the six months ended June 30, 1994 in the amount of $242,579 and $132,381, respectively, and due to the expectation of continuing losses. This facility was operated by Maiden Choice Imaging Associates, L.P., a joint venture in which the Company owns sixty percent (60%) and the limited partners own the remaining forty percent (40%). The Company entered into a sublease arrangement with a radiology group, of which one of the members was among the limited partners in this joint venture, to sublease the medical equipment and facility from the Company. This sublease arrangement commenced April 1, 1995 and provides for sixty (60) monthly payments of $10,000 commencing June 15, 1995. In addition, the sublessee is responsible for paying the rent for the office space and for all future operating costs incurred. The Company, as a result of the closing of the Maiden Choice facility, recorded a restructuring charge in fiscal 1994 in the amount of $1,413,000 which is comprised of a loss representing the estimated difference between the gross sublease receipts and the aggregate capital lease obligations for the medical equipment of $1,036,000, write-off on abandonment of leasehold improvements of $247,000 and an accrual for other costs of $130,000. This restructuring enabled the Company to eliminate all operating costs associated with the operation of the Maiden Choice MRI facility, except for debt service, and provides for the receipt of lease payments under the sublease arrangement thereby resulting in significant cash savings.

       The aggregate restructuring charges during the year ended December 31, 1994 for both the restructuring of the mobile MRI operations and the closing of the Maiden Choice MRI facility were $3,788,000.

       At December 31, 1996, the Company reevaluated its future obligations under the capital leases for its MRI units and other obligations relating to its restructured operations and concluded that the remaining reserve at December 31, 1996 is adequate.

       Effective July 1, 1994, the Company consummated the restructuring of Edgewater Imaging Associates, L.P. ("EIA"). This restructuring was necessary in order to meet stricter interpretations of laws in New Jersey and to comply with the Federal Medicare and Medicaid "Stark Law." The restructuring resulted in the acquisition by HealthCare Imaging Services of Edgewater, Inc., a wholly-owned subsidiary of the Company ("HISE"), of the operating business of EIA (in which HISE previously owned a sixty percent (60%) interest) in exchange for the issuance of 382,104 shares of the common stock (the "Common Stock") of the Company (having a market value of approximately $811,971 on the effective date of the restructuring, based on the per share closing price of the Common Stock of $2.125 as of June 30, 1994) to the EIA limited partners for the remaining forty percent (40%) interest. At June 30, 1994, the net book value of the forty percent (40%) of EIA owned by the EIA limited partners was $753,170. In connection with this transaction, the Company recorded goodwill of $185,075. The restructured limited partnership, EIA, continues to own the capital lease for the medical equipment and operating lease for the facility's office space which are being subleased to HISE. The EIA limited partners continue to own a forty percent (40%) interest in the restructured EIA and HISE continues to own a sixty percent (60%) interest in the restructured EIA.

3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

                                                         DECEMBER 31,       DECEMBER 31,
                                                             1996               1995

Medical equipment under capital leases                      $  7,088,383       $  7,793,361
Medical equipment                                                536,608            555,140
Office equipment under capital leases                             48,789             48,789
Office equipment                                                 113,182            122,002
Furniture and fixtures under capital leases                       88,959             88,959
Furniture and fixtures                                           404,232            391,270
Computer equipment                                               344,492            288,956
Leasehold improvements                                         1,128,186          1,090,296
Leasehold improvements under capital leases                      971,379            971,379
                                                            ------------       ------------
                                                              10,724,210         11,350,152
Less accumulated depreciation and amortization                 6,376,465          6,077,937
                                                            ------------       ------------
                                                            $  4,347,745       $  5,272,215
                                                            ============       ============

4.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

       Future minimum lease payments under noncancellable operating leases, the present value of future minimum capital lease payments and long-term debt payments as of December 31, 1996 (excluding amounts relating to the restructured operations) are:

YEAR ENDING                                                     LONG-TERM DEBT
DECEMBER 31,                                                  AND CAPITAL LEASE
                                                                 OBLIGATIONS          OPERATING LEASES

       1997                                                        $1,460,623          $   784,671
       1998                                                         1,452,453              557,317
       1999                                                           943,974              434,324
       2000                                                            12,892              231,855
       2001                                                                 -               13,500
Thereafter                                                                  -                    -
                                                                   ----------          ------------
Total minimum lease/debt payments                                   3,869,942           $2,021,667
                                                                                       ============
Less amounts representing interest and maintenance                    625,756
                                                                   ----------
Present value of minimum capital lease payments                     3,244,186
Less current portion of obligations                                 1,102,559
                                                                   ----------
                                                                   $2,141,627
                                                                   ==========

       The carrying value of the medical equipment, office equipment, furniture and fixtures and leasehold improvements under capital lease obligations was $2,747,042, $13,753, $29,806 and $412,836, respectively, at December 31, 1996 and $3,356,310, $23,511, $42,514 and
       $542,541, respectively, at December 31, 1995. These amounts exclude property, plant and equipment relating to the restructured operations (Note 2).

       Rent expense was $711,188, $618,244 and $734,867 for 1996, 1995 and
       1994, respectively.

       Future minimum lease payments under capital leases and sublease income relating to restructured operations are as follows at December 31, 1996. These amounts are included in the reserve for restructuring costs.


         YEAR ENDING                CAPITAL LEASE           SUBLESSEE
         DECEMBER 31,                OBLIGATIONS             INCOME

            1997                       $  604,850          $ (508,392)
            1998                          604,177            (120,000)
            1999                          410,521            (120,000)
            2000                           85,353             (30,000)
         Thereafter                             -                    -
                                       ----------           ----------
                                       $1,704,901           $(778,392)
                                       ==========           ==========

       The capital lease obligations for the restructured operations include interest.

5.     INCOME TAXES

       The provision (benefit) for income taxes consists of the following:


                                                           STATE AND
                                            FEDERAL          LOCAL             TOTAL
December 31, 1996:
       Current                         $            -      $     49,348      $     49,348
       Deferred                                     -                 -                 -
                                       --------------      ------------     -------------
                                       $            -      $     49,348      $     49,348
                                       ==============      ============      ============
December 31, 1995:
       Current                         $       13,099      $     98,828      $    111,927
       Deferred                               (21,854)        (232,340)          (254,194)
                                       ---------------     ------------      ------------
                                       $       (8,755)     $  (133,512)      $   (142,267)
                                       ===============     ============      ============
December 31, 1994:
       Current                              $(108,088)      $   129,680      $     21,592
       Deferred                              (189,912)           13,320          (176,592)
                                           -----------     ------------       ----------
                                            $(298,000)      $   143,000       $  (155,000)
                                            ==========      ===========       ===========

       In July 1995, the Company merged certain wholly-owned subsidiaries into the Company in order to be able to offset operating profits and losses in the same jurisdiction, thereby reducing state income taxes.

       The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the loss before taxes is attributable to the following:

                                                                          Year Ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                        1996                          1995                           1994
                                                       ------                        ------                         -----
                                                Dollars    Percentage         Dollars     Percentage         Dollars    Percentage
Statutory Federal income tax rate            $(276,232)        (34.0)    $   (88,637)        (34.0)      $(2,110,928)      (34.0)
State income taxes - net of Federal benefit      32,570          4.0         (88,119)        (33.8)           94,380         1.5
Other - net                                   (146,173)        (18.0)        (25,155)         (9.7)           19,228          .3

                                                                          Year Ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                     1996                          1995                           1994
                                          ---------------------------    ---------------------------    ---------------------------
Valuation allowance                             439,183         54.1          59,644           22.9        1,842,320         29.7
                                           ------------       ------      -----------        ------      -----------       ------
Actual income tax (benefit)                $     49,348          6.1      $ (142,267)         (54.6)     $  (155,000)         (2.5)
                                           ============       ======      ===========        ======      ===========       =======

       Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax position as of December 31, 1996 and 1995 are as follows:

                                                                                          1996               1995
                                                                                          ----               ----
Deferred tax liabilities:
       Difference between financial reporting and tax basis of property, plant
       and equipment                                                                  $      272,175      $    411,464
                                                                                      --------------      ------------
Deferred tax assets:
       Federal and State tax NOL carryforwards                                             2,063,327         2,058,661
       Non cash compensation                                                                 592,644                 -
       Provision for bad debts                                                               193,172           443,620
       Restructuring charges                                                                  80,361           126,265
       Other                                                                                  40,974            42,038
                                                                                      --------------      ------------
                                                                                           2,970,478         2,670,584
Valuation allowances                                                                      (2,698,303)       (2,259,120)
                                                                                      --------------      ------------
Total deferred tax assets - net                                                              272,175           411,464
                                                                                      --------------      ------------
       Net deferred tax asset                                                         $            -      $          -
                                                                                      ==============      =============

       At December 31, 1996 and 1995, in view of prior operating losses and the uncertainties regarding future operations, the Company has provided valuation allowances of $2,301,402 and $1,901,964, respectively, against Federal deferred tax assets and $396,901 and $357,156, respectively, against state deferred tax assets.

       The Company has net operating loss ("NOLs") carryforwards of approximately $5.2 million for Federal income tax purposes which expire December 31, 2006 through December 31, 2011.

6.     STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       On February 9, 1996, the Company sold, pursuant to a private placement, 600,000 shares of its Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), for $2.25 per share resulting in net proceeds to the Company of $1,198,254. In connection with such private placement, the Company issued 60,000 shares of Series C Preferred Stock to the placement agent (the "Placement Agent") as its fee. Each share of Series C Preferred Stock is convertible into seven
       (7) shares of Common Stock. At its Annual Meeting of Stockholders held on May 2, 1996 (the "Meeting"), the Company obtained stockholder approval for, among other things, the issuance of the Series C Preferred Stock and an increase in its authorized Common Stock from 9 million to 50 million shares. The holders of the Series C Preferred Stock are not able to sell, transfer, assign or otherwise dispose of the shares of Series C Preferred Stock (or the shares of Common Stock issuable upon conversion of the Series C Preferred Stock), in whole or in part, until August 9, 1997 without the Placement Agent's prior consent.

       STOCK OPTIONS

       The Company adopted a 1991 Stock Option Plan (the "1991 Plan" or "Employees Plan") which provides for the issuance of options covering up to 700,000 shares of Common Stock. Options may be granted under the 1991 Plan to key employees (including officers who may also be directors) of the Company and its subsidiaries, if any, as selected by a committee appointed by the Board of Directors to administer the Plan (the "Stock Option Committee"). Options granted to employees under the 1991 Plan may be either incentive stock options or nonqualified stock options. The purchase price of the Common Stock made subject to an option may not be less than the fair market value of the Common Stock on the date of grant in the case of incentive stock options or 85% of such value in the case of nonqualified stock options. The terms of each option and the increments in which it is exercisable are determined by the Stock Option Committee, but the term of a nonqualified stock option generally may not exceed ten years from the date of grant and the term of an incentive stock option may in no event be more than ten years from the date of grant (and shall otherwise be consistent with the Internal Revenue Code of 1986). No option may be granted under the 1991 Plan after November 2001. The options may be transferable under certain circumstances.

       On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which was obtained at the Meeting), an amendment to the 1991 Plan increasing the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

       Prior to 1996, the Company also had a 1991 Directors Stock Option Plan for Non-employee Directors providing for the issuance of options covering up to 60,000 shares of Common Stock to non-employee directors. This plan was replaced by the 1996 Stock Option Plan for Non-Employee Directors.

       On February 13, 1996, subject to stockholder approval (which was obtained at the Meeting), the Board of Directors adopted the HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan") providing for the issuance of options covering up to 250,000 shares of Common Stock to non-employee directors. Under such plan, non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock were granted to each of the three existing non-employee directors of the Company on February 13, 1996 at an exercise price of $1.6875 per share and non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $2.09375 were granted to each of the three newly elected non-employee directors of the Company at the Meeting. Stock options awarded under the 1996 Directors' Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of the grant. No stock option under the 1996 Directors' Plan may be granted after May 1, 2006. Stock options are non-transferable during the life of the option holder.

       As consideration for the execution of a consulting agreement between the Placement Agent and the Company, the Company granted, as of January 30, 1996, to the Placement Agent stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock (the "Placement Agent Shares") upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1998, of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company recorded a non-cash compensation charge of $685,800 which is being amortized over the term of the consulting agreement. In January 1997, the January 30, 1997 expiration date of the consulting agreement was extended to January 30, 1998.

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

       As of February 1, 1996, the Company amended its employment agreement with the CEO. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation was reduced from $200,000 to $100,000. Upon execution of such amendment, stock options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock were terminated, and the Company granted to the CEO stock options (subject to stockholder ratification and approval which was obtained at the Meeting) exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Furthermore, the CEO received a restricted stock grant (subject to stockholder ratification and approval which was obtained at the Meeting) of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to the CEO Restricted Stock Grant will lapse upon consummation by the Company of an Acquisition. As in the case of the Placement Agent Shares, the Company extended the required consummation date of the Acquisition to January 30, 1998 subject to stockholder ratification and approval of this extension which it intends to solicit at the 1997 Annual Meeting of Stockholders. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non-cash compensation charge of $468,744 which is being amortized over the twelve-month contingency period ended January 30, 1997, which date was extended (subject to stockholder ratification and approval) until January 30, 1998. To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1998 (assuming stockholder ratification and approval of the extension), the CEO Restricted Stock Grant will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly. In January 1997, the term of the employment agreement was further extended to October 22, 1998 on the same terms and conditions.

       As consideration for the execution of a one-year consulting agreement, as of October 15, 1996, the Company granted to a consultant stock options (the "Consultant Options") exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five-year period at a cash exercise price of $1.0625 per share. The Consultant Options vest quarterly in equal installments over the one-year consulting agreement term. In connection with the issuance of the Consultant Options, the Company recorded a non-cash compensation charge of $35,628 which is being amortized over the term of the consulting agreement.

       The following is a summary of the number of options outstanding under each of the plans, as described above:

                                                                         EMPLOYEES'         DIRECTORS'          OTHER
                                                                            PLAN               PLANS           OPTIONS
Balance at January 1, 1995                                                479,650              24,000                -
   Options forfeited at an exercise price of $5.00 per share              (21,200)                  -                -
   Options forfeited at an exercise price of $2.50 per share              (16,250)                  -                -
   Options forfeited at an exercise price of $1.50 per share              (22,800)                  -                -
                                                                     -------------     --------------     -------------
Balance at December 31, 1995                                              419,400              24,000                -
   Options granted at an exercise price of $.75 per share                        -                  -        1,350,000
   Options granted at an exercise price of $1.69 per share                       -             75,000                -
   Options granted at an exercise price of $2.09 per share                       -             75,000                -
   Options granted at an exercise price of $1.06 per share                       -                  -           50,000
   Options forfeited at an exercise price of $5.00 per share             (175,400)            (24,000)               -
   Options forfeited at an exercise price of $2.50 per share              (38,000)                  -                -
   Options forfeited at an exercise price of $1.50 per share             (150,400)                  -                -
                                                                     -------------     --------------     ------------
Balance at December 31, 1996                                               55,600             150,000        1,400,000
                                                                     =============     ==============     ============
   Options exercisable at December 31, 1996
      (exercisable at prices ranging from $.75 to $5.00 per share)         54,600              60,000        1,350,000
                                                                     =============     ==============     ============



         The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement No. 123, the Company would have recorded aggregate compensation expense of approximately $947,092 which would be expensed over the options' vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6%, expected life of 3 years and expected volatility of 106%. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's operations and loss per share would be as follows:


                                                        December 31, 1996
Net loss                       - as reported                 $  (861,796)
                                                             ============
                               - pro forma                   $(1,059,686)
                                                             ============
Net loss per common share      - as reported                 $      (.18)
                                                             ============
                               - pro forma                   $      (.22)
                                                             ============

         Net loss per common share has been calculated using the weighted average shares outstanding for the period.

         WARRANTS

         On the date of the consummation of Company's initial public offering, 1,682,000 Common Stock Purchase Warrants ("Initial Warrants") were issued.

         On December 20, 1993, the Company commenced an offering, which expired on November 14, 1994, pursuant to which the Initial Warrants became exercisable to purchase one share of Common Stock for $2.50 per share and receive one Class B Warrant. Each Class B Warrant entitled each Class B Warrantholder to purchase one share of Common Stock for $2.00 per share for a period of one year and thereafter, until its expiration, for $7.00 per share. Both the Initial Warrants and Class B Warrants expired on November 12, 1996. From December 21, 1996 until January 29, 1996, the Company reduced the exercise price for each Class B Warrant from $7.00 to $4.00 per share of Common Stock issuable thereunder. From November 14, 1994 until January 29, 1996, the Company reduced the exercise price for each Initial Warrant from $7.00 to $4.00 per share of Common Stock issuable thereunder. On January 30, 1996, the exercise price of the Initial Warrants and Class B Warrants increased to $7.00 per share.

         As a result of the sale of the 600,000 shares of Series C Preferred Stock and the receipt of certain stockholder approvals relating to such sale and certain other issuances of securities, the exercise price of each outstanding Initial Warrant and Class B Warrant was reduced from $7.00 to $3.75 per share and the aggregate number of shares of Common Stock issuable upon exercise of all such warrants was increased from 1,505,330 to 2,809,949. The reduction in the exercise price and the increase in the number of shares issuable upon exercise resulted from the anti-dilution provisions of the Initial Warrants and Class B Warrants. All of the Initial Warrants and Class B Warrants expired pursuant to their terms on November 12, 1996.

         Through November 12, 1996, 316,670 Initial Warrants had been exercised at the exercise price of $4.00 per share; 255,200 Initial Warrants (including 140,000 Initial Warrants issued upon exercise of certain options granted to the underwriter of the Company's initial public offering) had been exercised at the exercise price of $2.50 per share and no Initial Warrants had been exercised at the exercise price of $7.00 per share. An aggregate of 255,200 Class B Warrants were issued upon the exercise of the Initial Warrants and certain warrants granted to the underwriter of the Company's initial public offering when the exercise price was $2.50 per share. No Class B Warrants were ever exercised.

         The following is a summary of the number of warrants outstanding:

                                                                        INITIAL                 CLASS B
                                                                       WARRANTS                 WARRANTS
                                                                       ---------                --------
Balance at January 1, 1994                                                1,365,330                        -
         Warrants Issued During 1994                                        140,000                  255,200
         Warrants Exercised During 1994                                    (255,200)                       -
                                                                      -------------            -------------
Balance at December 31, 1994                                              1,250,130                  255,200
         Warrants Issued During 1995                                              -                        -
         Warrants Exercised During 1995                                           -                        -
                                                                      -------------            -------------
Balance at December 31, 1995                                              1,250,130                  255,200
         Warrants Issued During 1996                                              -                        -
         Warrants Exercised During 1996                                           -                        -
         Warrants Expired During 1996                                    (1,250,130)                (255,200)
                                                                      -------------            -------------
                                                                                  -                        -
                                                                      =============            =============
Balance at December 31, 1996

         As of December 31, 1996, the Company has reserved Common Stock for issuance upon conversion of the Series C Preferred Stock and exercise of stock options as follows:

<CAPTION
Series C Preferred Stock                                                                   4,620,000
Employees' Stock Options                                                                     700,000
Directors' Stock Options                                                                     250,000
Other Stock Options                                                                        1,400,000
                                                                                       -------------
                                                                                           6,970,000
                                                                                       =============

7.         EMPLOYEE BENEFIT PLAN

           The Company implemented a 401(k) defined contribution profit sharing plan, effective January 1, 1994, covering substantially all employees. Matching contributions by the Company are made at the discretion of the Plan Administrator. During the years ended December 31, 1996, 1995 and 1994, no matching contributions were made by the Company.

8.         RELATED PARTY TRANSACTIONS

           CAPITAL LEASES - The Company leases various pieces of medical equipment from DVI, Inc. ("DVI"), at interest rates ranging from
           10.9 percent to 15.3 percent due through October 1999. The Company owed DVI $4,658,162 (of which $1,468,947 is included in the restructuring reserve) at December 31, 1996 and $6,285,275 (of which $2,382,182 is included in the restructuring reserve) at December 31, 1995. Historically, the Company has been able to obtain financing for its medical equipment through DVI Financial Services, Inc., a wholly-owned subsidiary of DVI ("DFS"). Prior to April 1996, DFS was a principal stockholder of the Company. In December 1995, DFS' two representatives on the Company's Board of Directors resigned and in April 1996 DFS sold its 800,000 shares of the Common Stock (representing approximately 17% of the then outstanding Common Stock).

           DUE FROM OFFICER - At December 31, 1996, the CEO owed the Company $176,049 in connection with certain non-interest bearing advances. These advances were scheduled to be repaid by December 31, 1994 but have not been repaid to date.

           SUBLEASE ARRANGEMENT FOR MOBILE MRI EQUIPMENT - Effective September 1, 1994, the Company entered into an arrangement pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of the sublessee of the Company's mobile MRI equipment, is a former officer of, and a current consultant to, the Company and the brother of the CEO. This sublease arrangement was terminated in July 1996. (Note 2).

           MANAGEMENT CONSULTANT - Effective January 1, 1997, the Company entered into an agreement on a month-to-month basis with Mark R. Vernon whereby Mr. Vernon provides certain consulting services to the Company relating to the Company's development of additional diagnostic imaging sites. The agreement provides for a fixed monthly fee of $5,000, plus reimbursement of reasonable out-of-pocket expenses.

           BROOKLYN, NEW YORK MRI FACILITY - The Company leases its Brooklyn, New York MRI facility from DMR Associates, L.P., a limited partnership ("DMR"). DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates is in turn owned by the CEO and another director of the Company. In December 1996, the Company guaranteed an approximately $250,000 loan from DFS to DMR.

9.         RELATIONSHIP WITH CERTAIN MEDICAL LESSEES

           For the year ended December 31, 1996, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Edgewater Diagnostic Imaging, P.A.; Kings Medical Diagnostic Imaging, P.C.; and Rittenhouse Square Imaging, L.P.) who accounted for approximately 30%, 21%, 19%, 18% and 12% of total revenues, respectively. For the year ended December 31, 1995, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Kings Medical Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) who accounted for approximately 29%, 21%, 20%, 13% and 12% of total revenues, respectively. For the year ended December 31, 1994, the Company had four Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Kings Medical Diagnostic Imaging, P.C. and Wayne MRI, P.A.) who accounted for approximately 18%, 17%, 16% and 15% of total revenues, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and net income would not be materially affected because the Company believes it will be readily able to replace such Medical Lessees.

10.        COMMITMENTS AND CONTINGENCIES

           The Company entered into Excess Capacity License Agreements with one unrelated party and Mark R. Vernon ("Licensees") whereby it licenses its office space, equipment and employees at its Brooklyn, New York MRI facility during times such space, equipment and employees are not being utilized by the Company. The Licensees in turn license such "excess" space, equipment and employees to physicians and medical practices ("sublicensees") for the provision of MRI scans. The Company receives a fee for every MRI scan performed by the Licensees and/or sublicensees at the facility and also furnishes related billing and collection services for an additional fee. Furthermore, the Company provides a short term line of credit to the Licensees under the Excess Capacity License Agreements for certain working capital purposes based upon a percentage of the fees payable to the Licensees and/or the sublicensees which is secured by the Licensees' and sublicensees' related patient accounts receivable. Advances under the line of credit amounted to $351,401 at December 31, 1996 which are solely attributed to the unrelated licensee.

           In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company provided additional information to the NJDT which substantially reduced the proposed assessment. The New Jersey sales tax examination was concluded on May 31, 1996 with the Company's payment of $214,280 to the NJDT under a conditional agreement with the NJDT. Such agreement acknowledged that the State of New Jersey has not yet reached an agreement with the State of New York to assure that New York will give full credit (under the interstate agreement between New Jersey and New York) for sales tax paid by the Company to the State of New Jersey. The NJDT has agreed that it will continue to deal directly with New York to assure that the Company receives full credit under the interstate taxation agreement.

           In February 1996, the Company was notified by the New York State Department of Taxation and Finance ("NYDT") regarding the commencement of a sales and use tax examination and has received a preliminary assessment for taxes and interest due of $170,261. The Company is currently awaiting acknowledgment that certain NYDT sales taxes were previously overpaid and that the Company is entitled to recoupment thereof. To the extent the NYDT accepts the Company's position relating to the recoupment of overpaid taxes, the sales tax deficiency may be substantially reduced. Management believes that the ultimate resolution of these matters, beyond the amounts already reserved therefor, will not have a material impact on the Company's financial condition or results of operations.

           Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit, an affiliate of DVI and DFS ("DVIBC"), to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant to DVIBC of a first security interest in all eligible accounts receivable, other than those of DFS. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. In addition, the line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. To date, the Company has not made any borrowings under this credit facility.

11.        SELECTED QUARTERLY DATA (UNAUDITED)

           The following table sets forth selected quarterly financial information for the years ended December 31, 1996 and 1995:

<CAPTION

                                                                           NET EARNINGS (LOSS)
          QUARTER ENDED                  NET REVENUES                AMOUNT             PER SHARE
          -------------                  ------------                ------             ---------
             3-31-96                       $2,354,892              $(266,324)             $(.06)
             6-30-96                        2,283,056               (372,260)              (.08)
             9-30-96                        2,425,043               (271,155)              (.06)
            12-31-96                        2,724,600                 47,943                .02
                                          -----------              ----------             ------
              YEAR                         $9,787,591              $(861,796)             $(.18)
                                           ==========              ==========             ======

             3-31-95                       $2,362,831              $(139,927)             $(.03)
             6-30-95                        2,511,183                 26,496                .01
             9-30-95                        2,330,279               (189,353)              (.04)
            12-31-95                        2,044,991                184,354                .03
                                            ---------              ----------             ------
              YEAR                         $9,249,284              $(118,430)             $(.03)
                                           ==========              ==========             ======

                                                                 SCHEDULE II
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------


                 COLUMN A                         COLUMN B        COLUMN C       COLUMN D       COLUMN E
                                                                Additions
                                                Balance at      Charged to                    Balance at
                                                January 1,      Costs and                     December 31,
                Description                      1996           Expenses       Deductions         1996 (E)
                                               -----------     -----------    ------------     -----------
Allowance for doubtful accounts
receivable - Mobile MRI Operations              $1,082,000     $         -      $  610,850(D)    $ 471,150
                                                ==========     ===========      ==========       =========

                                                                Additions
                                                Balance at      Charged to                    Balance at
                                                January 1,      Costs and                     December 31,
                Description                      1995           Expenses       Deductions         1995 (E)
                                               -----------     -----------    ------------     -----------

Allowance for doubtful accounts
receivable - Mobile MRI Operations              $1,082,000   $           -   $          -      $1,082,000
                                                ==========   =============   ============      ==========

                                                                Additions
                                                Balance at      Charged to                    Balance at
                                                January 1,      Costs and                     December 31,
                Description                      1994           Expenses       Deductions         1994
                                               -----------     -----------    ------------     -----------

Allowance for doubtful accounts
receivable - Mobile MRI Operations (A)          $  300,000     $   825,000(B) $     43,000(C)  $1,082,000
                                               ===========     ===========    ============     ==========

Notes:
 (A) The Company entered into an arrangement, effective August 31, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment (See
           Note 2).
 (B) Represents an additional allowance for doubtful accounts receivable due from the Company's mobile MRI customers prior to the commencement of the sublease arrangements (See Note 2).
 (C) Represents the write-offs of accounts receivable considered uncollectible.
 (D) Represents recoveries and write-offs of accounts receivable of $392,286 and $218,564, respectively.
 (E) The above noted amounts are included in the allowance for doubtful accounts receivable as disclosed on the consolidated balance sheets. Such allowance for doubtful accounts receivable disclosed on the consolidated balance sheets also represents the Medical Lessee's allowance of approximately $3,847,347 and $3,219,039 in 1996 and 1995, respectively.