Form 10-K/A
period 1996-12-31
HEALTHCARE IMAGING SERVICES INC
filed 1997-04-30
CIK 878230

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                               FORM 10-K/A No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                 --------------

                        Commission File Number 000-19636

                       HEALTHCARE IMAGING SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                      22-3119929
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

 200 Schulz Drive, Red Bank, New Jersey                   07701
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (908) 224-9292
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant To Section 12(b) Of The Act: None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
                             (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of the Securities Act of 1933 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

         The aggregate market value of the Common Stock held by non-affiliates based upon the last reported sale price of the Common Stock on April 28, 1997 was approximately $6,318,000. As of April 28, 1997, there were 4,961,974 shares of Common Stock outstanding.

         The Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File Number 000-19636) of HealthCare Imaging Services, Inc. (the "Company") is hereby amended by adding thereto the following Part III:




                                    PART III

ITEM 10. MEMBERS OF THE BOARD OF DIRECTORS OF THE COMPANY

         The members of the Board of Directors of the Company during the fiscal year ended December 31, 1996, their respective ages and the period during which they have served as Directors are as follows:

NAME                          AGE     PERIOD DURING WHICH A DIRECTOR
----                          ---     ------------------------------
Dr. George Braff              53      December 1995 - April 1997
Jerold L. Fisher              38      February 1996 - Present
Shawn A. Freidkin             33      May 1996 - Present
Mitchell Hymowitz             35      May 1996 - Present
Dominic A. Polimeni           50      May 1996 - Present
Joseph J. Raymond             61      December 1995 - Present
Elliott H. Vernon             54      July 1991 - Present

         George Braff, M.D. has been engaged in the private practice of medicine for over twenty (20) years, specializing in radiology, and has partnership interests in several multi-modality imaging centers located in the New York area. Dr. Braff is also affiliated with, and lectures at, numerous hospitals located in the New York area. Dr. Braff received his medical degree from Mount Sinai School of Medicine in New York in 1973 and received a law degree from New York University School of Law in 1967. Dr. Braff resigned from the Board of Directors of the Company effective as of April 21, 1997.

         Jerold L. Fisher has been the Director of Corporate Finance of Biltmore Securities, Inc. (a registered broker/dealer based in Fort Lauderdale, Florida) since June 1995 and has been the President of Fisher Food Corporation (a manufacturer and distributor of frozen snack foods) since May 1995. From June 1993 until May 1995 Mr. Fisher was the General Manager of Wrono Enterprise Corp., a Florida based protective shade and shutter manufacturing company. From May 1992 until May 1993, Mr. Fisher was employed by ABC Computer Co., Inc., a Florida based computer company, as controller and from February 1989 until April 1992, Mr. Fisher was the Chief Financial Officer of Rolleze, Inc., a California based window and door manufacturing company. From June 1980 until February 1984, Mr. Fisher was employed by Seymour Schniedman and

Associates, a CPA firm specializing in mergers and acquisitions. Mr. Fisher graduated from Boston University School of Business Management in 1980 with a B.S. degree in Business Administration.

         Shawn A. Freidkin has been the President of Paramount Funding Corporation, a Florida based factoring company specializing in commercial receivable funding, since July 1992. From January 1990 through June 1992, Mr. Freidkin was the Vice President of Freidkin Industries, a Florida company engaged in the aluminum extrusion and eyeglass manufacturing businesses. Mr. Freidkin is a graduate of Syracuse University School of Management.

         Mitchell Hymowitz has been the Principal/Chief Financial Officer of H&W Hardware Company, Inc. (a retail hardware store) and the Vice President of 220 First Avenue Realty Corp. (a real estate investment company) since September 1990. Since December 1993, Mr. Hymowitz has been a director of Questron Technology, Inc. (formerly Judicate, Inc.) ("Question"), a publicly held company based in Boca Raton, Florida, which, among other things, provides a broad range of alternative dispute resolution services. From September 1984 until September 1990, Mr. Hymowitz was a Senior Accountant with Paritz & Company, P.A. (a public accounting firm based in New Jersey). Mr. Hymowitz received a B.S. in Business Administration with a degree in Accounting from the State University of New York at Buffalo in 1984.

         Dominic A. Polimeni has been President, Chief Operating Officer and a Director of Questron since March 1995, and Chairman and Chief Executive Officer of Questron since February 1996. He has also been Chairman, Chief Executive Officer and Chief Financial Officer of Quest Electronic Hardware, Inc., a wholly-owned subsidiary of Questron, since October 1994. Since March 1996, Mr. Polimeni has also been a director of TMCI Electronics, Inc., a publicly held company based in San Jose, California which provides custom manufacturing and value-added services to the information technology industry. Mr. Polimeni has been Managing Director of Gulfstream Financial Group, Inc., a privately held financial consulting and investment banking firm, since August 1990. Prior to that he held the position of Chief Financial Officer of Arrow Electronics, Inc. ("Arrow") for four (4) years. He also held several other positions, including general management positions, with Arrow over an eight-year period. Prior to that he practiced as a certified public accountant for more than 12 years and was a partner in the New York office of Arthur Young & Company. He holds a bachelor of business administration degree from Hofstra University.

         Joseph J. Raymond has been President of Transword Management Services, Inc. (an investment and strategic planning consulting firm, which Mr. Raymond founded) since April 1996. From July 1992 through August 1996 he was the Chairman of the Board, Chief Executive Officer and President of Transworld Home HealthCare, Inc., a publicly-held regional supplier of a broad range of alternate site healthcare services and products including respiratory therapy, drug infusion therapy, nursing and para-professional services, home medical equipment, radiation and oncology therapy and a nationwide specialized mail order pharmacy ("TWHH"). Prior thereto, he was the Chairman of the Board and President of Transworld Nursing, Inc., a wholly-owned subsidiary of TWHH, from its inception in 1987. From 1986 through 1991, Mr. Raymond was also the Chairman of the Board of Raycomm Transworld Industries, Inc., an engineering service company.

         Elliott H. Vernon has been the Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in July 1991. For the past eleven years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership ("MR General") which is the general partner of DMR Associates, L.P., a Delaware limited partnership ("DMR Associates"). See "Certain Relationships and Related Transactions." Since January 1993, Mr. Vernon has also been Of Counsel to the law firm of Schottland, Aaron, & Manning, Esqs., which firm has offices in New York and New Jersey. Additionally, from January 1990 to December 1994, Mr. Vernon was the Executive Vice President and General Counsel of the Wall Street firm of Aegis Holdings Corporation. Aegis Holdings Corporation offers financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis. Prior to founding his own law firm in 1973, Mr. Vernon was commissioned as a Regular Army infantry officer in the United States Army (1964). He is a former paratrooper and Vietnam War veteran with service in the 82nd Airborne Division and 173rd Airborne Brigade. Upon his return from Vietnam in 1970, Mr. Vernon served as Chief Prosecutor and Director of Legal Services at the United States Army Communications Electronics Command until 1973.

MEETING OF THE BOARD OF DIRECTORS; COMMITTEES

         During the fiscal year ended December 31, 1996, the Board of Directors held four (4) formal meetings. During fiscal 1996, no incumbent director attended less than 75% of the aggregate number of meetings of the Board of Director and committees of the Board of Directors on which he served for such year. The Company's Board of Directors currently has three (3) standing committees; the Audit Committee, the Stock Option Committee and the Compensation Committee.

Audit Committee

         The current members of the Audit Committee are Messrs. Freidkin, Hymowitz and Polimeni. Prior thereto, until December 1996, the members of the Audit Committee were Messrs. Braff and Fisher. The Audit Committee held two (2) meetings during fiscal 1996. The general functions of the Audit Committee include selecting the independent auditors (or recommending such action to the Board of Directors); evaluating the performance of the independent auditors and their fees for services and considering the effect, if any, of their independence; reviewing the scope of the annual audit with the independent auditors and the results thereof with management and the independent auditors; consulting with management, internal audit personnel, if any, and the independent auditors as to the Company's systems of internal accounting controls; and reviewing the non-audit services performed by the independent auditors.

Stock Option Committee

         The current members of the Stock Option Committee are Messrs. Freidkin, Hymowitz and Polimeni. Prior thereto, until December 1996, the members of the Stock Option Committee were Messrs. Braff and Raymond. The Stock Option Committee held two (2) meetings during fiscal 1996. The Stock Option Committee considers and recommends actions of the Board of Directors relating to matters affecting the Company's stock option plans and is authorized to make grants under the Company's 1991 Stock Option Plan (the "1991 Plan").

Compensation Committee

         The current members of the Compensation Committee are Messrs. Freidkin, Hymowitz and Polimeni. The members of the Compensation Committee prior to December 1996 were Messrs. Braff and Raymond. The Compensation Committee held two (2) meetings during fiscal 1996. The functions of the Compensation Committee include approval (or recommendation to the Board of Directors) of the compensation arrangements for senior management, directors and other key employees, review of benefit plans in which officers and directors are eligible to participate, and periodic review of the equity compensation plans of the Company and the grants under such plans.

COMPENSATION OF DIRECTORS

         The Company does not pay non-employee directors any fees in connection with their services as such; however, the Company reimburses them for all costs and expenses incident to their participation in meetings of the Board of Directors and its committees. No remuneration is paid to executive officers of the Company for services rendered in their capacities as directors of the Company. Non-employee directors are entitled to participate in the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Non-Employee Directors Plan").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company (collectively, "Section 16 reports") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during fiscal 1996, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis, except that Biltmore Securities, Inc., a greater than 10% beneficial owner, did not file a Form 3 with respect to its becoming a greater than 10% beneficial owner of the Company and Mr. Michael F. DeLicce, a former Executive Vice President and Chief Operating Officer of the Company, also did not timely file a Form 3 with respect to his becoming an executive officer of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

         The names of the executive officers of the Company, and certain information about them, are set forth below:



NAME                      AGE     POSITION
----                      ---     --------
Elliott H. Vernon         54      Chairman of the Board, President and Chief
                                  Executive Officer

Lee H. Turner             47      Senior Vice President

         See above for information regarding Mr. Vernon.

         Lee H. Turner has been Senior Vice President of the Company since September 1995. In his prior capacities with the Company, he has served as Vice President of Marketing and Managed Care of the Company from August 1994 to September 1995 and the Vice President, Director of Managed Care of the Company from July 1993 to August 1994. Mr. Turner's responsibilities include administrative management and strategic planning of marketing and sales activities of the Company's facilities and other responsibilities as determined by the Chairman of the Board. Mr. Turner is also responsible for the development and implementation of the Company's managed care program by obtaining contracts with indemnity insurance companies, health maintenance organizations (HMOs), preferred provider organizations and networks (PPOs and PPNs), third party administrators (TPAs), labor unions and self-insured corporations. From May 1986 to July 1993, Mr. Turner was a Senior Vice President for Advanced Diagnostic Imaging, Inc., a developer and operator of diagnostic imaging facilities, where his responsibilities involved directing all phases of managed care contracting and marketing services for its diagnostic imaging centers. He was also responsible for the capitalization of Advanced Diagnostic Imaging's centers through a network of investment banking firms. Prior to joining Advanced Diagnostic Imaging, Mr. Turner was an investment banking executive with LEPERCQ Capital Partners and Muller and Company in New York.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and each other executive officer of the Company (whose total annual salary and bonus exceed $100,000) for services rendered in all capacities to the Company and its subsidiaries during fiscal 1996, 1995 and 1994:



                                                        Annual Compensation                    Long Term Compensation Awards
                                       -------------------------------------------      ------------------------------------------
                                                                           Other        Restricted
                                                                          Annual           Stock
                                                                       Compensation       Award(s)       Options/      All Other
Name and Principal Position   Year     Salary ($)      Bonus ($)          ($)(1)            ($)          SARs (#)     Compensation
---------------------------   ----     ----------      ---------         --------          -----         --------     ------------
Elliott H. Vernon,
Chairman of the Board,        1996      $181,923       $111,710          $28,121(2)      $468,750       500,000(3)         ---
President and Chief           1995      $200,000            ---          $29,635(2)           ---           ---            ---
Executive Officer             1994      $188,462            ---          $25,000(2)           ---       145,000(3)     $31,904(4)

Michael J. Rutkin             1996      $108,945(5)         ---              ---              ---           ---            ---
Former Executive Vice         1995      $120,001            ---              ---              ---           ---            ---
President, Chief Operating    1994      $113,077            ---              ---              ---        37,000            ---
Officer and Secretary

----------
(1) Unless noted, the value of perquisites and other personal benefits, securities and other property paid to or accrued for the named executive officers did not exceed $50,000, or 10% of such officer's total reported salary and bonus, and thus are not included in the table.

(2) Represent payments for personal life and disability insurance made by the Company on behalf of Mr. Vernon pursuant to Mr. Vernon's employment agreement.

(3) 70,000 of such options were granted subject to stockholder approval of the 1991 Plan Amendment, which approval was received at the 1996 Annual Meeting of Stockholders. All of these stock options were terminated effective as of February 1, 1996, pursuant to an amendment to Mr. Vernon's employment agreement which provided for a new stock option grant to purchase an aggregate of 500,000 shares of Common Stock.

(4) Represents non-interest bearing advance made to Mr. Vernon during fiscal 1994 which was repaid in fiscal 1996 with a portion of his fiscal 1996 bonus.

(5) Represents compensation (including severance payments) through October 18, 1996, the date Mr. Rutkin's employment with the Company ceased.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN
  CONTROL ARRANGEMENTS

         In October 1991, the Company entered into a five-year employment agreement with Elliott Vernon, pursuant to which Mr. Vernon agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $200,000. Although Mr. Vernon is not obligated to work full-time for the Company, he spends, and intends to continue to spend, a substantial portion of his time on Company affairs. The employment agreement provides that if a "constructive termination of employment" shall occur, Mr. Vernon shall be entitled to a continuation of full salary and bonus compensation for a period equal to the remainder of the term. "Constructive termination of employment" is defined in the agreement to include a material change in Mr. Vernon's responsibilities, removal of Mr. Vernon from his position as the Company's Chairman of the Board, President or Chief Executive Officer (other than for "Cause," as defined in the employment agreement) or a "Change in Control." A "Change in Control" is defined to include a change in the majority of Directors of the Company which is not approved by the incumbent directors or an accumulation by any person or group, other than Mr. Vernon, of in excess of 30% of the outstanding voting securities of the Company. The Employment Agreement further provides that a constructive termination of employment shall not include (i) any sale of the business of the Company, whether through merger, sale of stock or sale of assets which is approved by the vote of two-thirds of the full Board of Directors and (ii) a change in Mr. Vernon's title and/or the person or persons to whom Mr. Vernon reports resulting from a Change of Control approved by the affirmative vote of two-thirds of the full Board of Directors, so long as it does not result in any other event constituting a constructive termination of employment.

         Mr. Vernon's agreement provides for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles (the "Bonus Pool"). During the first year of the term, Mr. Vernon was entitled to two-thirds of the first $300,000 of the Bonus Pool and one-third of the next $300,000 of the Bonus Pool, and, for the remainder of the term, he is entitled to fifty percent of the Bonus Pool. Mr. Vernon is entitled to monthly bonus payments, based upon an estimate of his full years' entitlement, subject to adjustment at the end of each fiscal quarter and at the end of each fiscal year. The entitlement of the other officers of the Company to the remainder of the Bonus Pool will be made by Mr. Vernon as the Chairman of the Board, President and Chief Executive Officer of the Company.

         As of February 1, 1996, the Company amended its employment agreement with Mr. Vernon. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension Mr. Vernon's annual base compensation was reduced from $200,000 to $100,000. Upon execution of such amendment, Mr. Vernon received from the Company a restricted stock award of 250,000 shares (the "Restricted Shares") of Common Stock (the "Vernon Award"). The restrictions related to the Vernon Award will lapse upon consummation by the Company of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2,500,000 (the "Acquisition"). In January 1997, the Company extended the required consummation date of the

Acquisition from January 30, 1997 to January 30, 1998 (subject to stockholder ratification and approval of such extension), and the expiration date of Mr. Vernon's employment agreement from October 22, 1997 to October 22, 1998. None of the Restricted Shares shall vest until a committee consisting of two or more "outside directors" of the Company, within the meaning of Section 162(m) of the Code, shall have certified that the Acquisition has been consummated. Prior to the vesting of the Vernon Award, (i) the Restricted Shares will be held in escrow by the Company and will not be assignable or transferable, except by will or by laws of descent and distribution, and may not be sold, exchanged, transferred, pledged, or otherwise disposed of at any time and (ii) Mr. Vernon will not have the right to vote the Restricted Shares (although he will have all other rights and privileges of a stockholder with respect to such shares including, without limitation, the right to receive dividends in cash or other property or other distributions in respect of the Restricted Shares). Mr. Vernon is entitled to certain demand and "piggyback" registration rights with respect to such 250,000 shares. At any time commencing April 16, 1996 and ending April 16, 2000, Mr. Vernon will have the right to demand that the Company prepare and file, and use its best efforts to cause to become effective, a registration statement under the Act to permit the sale of the Registrable Securities. The Company will be obligated to file one (1) such registration statement for which all expenses (other than fees of counsel for such holders and underwriting discounts) will be payable by the Company.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth the information noted for all grants of stock options made by the Company during fiscal 1996 to each of the executive officers named in the Summary Compensation Table:

                                                Option/Grants in last Fiscal Year
                                                         Individual Grants
                                       ------------------------------------------------------
                                                     % of Total                                          Potential Realizable
                                                      Options                                              Value at Assumed
                                                     Granted to        Exercise                          Annual Rates of Stock
                                        Options     Employees in         Price        Expiration        Price Appreciation for
Name                    Grant Date     Granted #    Fiscal Year         ($/SH)           Date               Option Term(1)
----                    ----------     ---------    -----------         ------           ----               --------------
                                                                                                       5% ($)           10% ($)
                                                                                                       ------           -------
Elliott H. Vernon       Feb. 1996       500,000        97.1              0.75          Feb. 2001       821,514         1,134,853

-----------
(1) The potential realizable values represent future opportunity and have not been reduced to present value in 1996 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND 1996 FISCAL YEAR END
  OPTION VALUES

         The following table summarizes for each of the named executive officers the number of stock options or SARs, exercised during fiscal 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options and SARs, if any, held at December 31, 1996 and the aggregate dollar value of in-the-money, unexercised options or SARs, held at December 31, 1996. The value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option or SAR. The value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on December 31, 1996 (the last trading day in fiscal 1996), which was $0.9375 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be, realized. The underlying options or SARs have not been, and may not be, exercised; and actual gains, if any, on exercise will depend on the value of Common Stock on the date of exercise. There can be no assurance that these values will be realized.

         None of the named executive officers exercised any stock options during fiscal 1996. The Company does not have any outstanding SARs.

                                                                   Value of
                                                Number of       Unexercised In-
                                               Unexercised        the-Money
                                                Options at        Options at
                                              Fiscal Year End   Fiscal Year End
                                              ---------------   ---------------
                   Shares Acquired   Value      Exercisable/      Exercisable/
Name                 on Exercise    Realized   Unexercisable     Unexercisable
----               ---------------  --------   -------------     -------------
Elliott H. Vernon        -0-          -0-        500,000/0         $95,000/$0
Michael J. Rutkin (1)    -0-          -0-      52,000/10,000          $0/$0


STOCK OPTION PLANS

1991 STOCK OPTION PLAN

         Pursuant to the 1991 Plan adopted by the Board of Directors and stockholders of the Company, stock options exercisable to purchase up to 700,000 shares of Common Stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events) may be granted under the 1991 Plan to key employees (including officers who may also be directors) of the Company and its subsidiaries, as selected by a committee of the Board of Directors appointed by

----------

(1) All stock options held by Mr. Rutkin at December 31, 1996 terminated as of January 16, 1997 due to the termination of his employment with the Company on October 18, 1996.

the Board of Directors to administer the Plan and composed of not less than two
(2) directors who are "disinterested persons," within the meaning of Rule 16(b) promulgated under the Exchange Act. As of December 31, 1996, approximately ninety two (92) employees of the Company and its subsidiaries were eligible to be granted stock options under the 1991 Plan. Stock options granted to employees may be either incentive stock options (as defined in the Internal Revenue Code of 1986, as amended (the "Code")) or nonqualified stock options. The purchase price of the shares of Common Stock issuable upon exercise of a stock option may not be less than the fair market value of the Common Stock on the date of grant, in the case of incentive stock options, or 85% of such value, in the case of nonqualified stock options. The terms of each stock option and the increments in which it is exercisable are determined by the Stock Option Committee but the term of a nonqualified stock option generally may not exceed ten (10) years from the date of grant and the term of an incentive stock option may in no event be more than ten (10) years from the date of grant (and shall otherwise be consistent with the Code). No stock options may be granted under the 1991 Plan after November 2001. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1991 Plan.

         On February 13, 1996, the Board of Directors approved, subject to stockholder approval (which approval was obtained on May 2, 1996), an amendment to the 1991 Plan increasing the number of shares of Common Stock that may be subject to options awarded to any participant pursuant to the 1991 Plan from an aggregate of 200,000 for the term of such plan to 250,000 shares in any given calendar year.

         As of December 31, 1996, stock options exercisable to purchase an aggregate of 132,600 shares of Common Stock were granted under the 1991 Plan. 18,000 of such stock options are held by an executive officer of the Company. Such stock options have expiration dates ranging from July 2003 to December 2006 and exercises prices ranging from $1.0625 to $5.00 per share. Such calculations exclude stock options exercisable to purchase up to 270,000 shares of Common Stock granted to Mr. Vernon under the 1991 Plan which were terminated on February 1, 1996.

1996 NON-EMPLOYEE DIRECTORS PLAN

         The 1996 Non-Employee Directors Plan is administered by a committee of the Board of Directors consisting of at least two (2) directors, as appointed by the Board of Directors. Up to an aggregate of 250,000 shares of Common Stock may be issued pursuant to stock options awarded under the 1996 Non-Employee Directors Plan. Shares of Common Stock subject to an award which are not issued prior to expiration or termination of an award may thereafter be available for future awards under the 1996 Non-Employee Directors Plan and will not be deemed to increase the aggregate number of shares of Common Stock available thereunder. The 1996 Non-Employee Directors Plan provides for appropriate adjustment of shares of Common Stock available thereunder and of shares of Common Stock subject to outstanding awards in the event of any changes in the outstanding Common Stock by reason of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction.

         Under the 1996 Non-Employee Directors Plan, non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock were granted to each of the three (3) non-employee directors of the Company on February 13, 1996, at an exercise price of $1.6875 per share, and non-qualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock will be granted to the newly elected or appointed non-employee directors of the Company. To that end, upon the appointment of Messrs. Freidkin, Hymowitz and Polimeni to the Board of Directors in May 1996, each received stock options exercisable to purchase 25,000 shares of Common Stock at an exercise price of $2.09375. Stock options awarded under the 1996 Non-Employee Directors Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. No stock option may be granted under the 1996 Non-Employee Directors Plan after May 1, 2006. The stock options are non-transferable during the life of the option holder. Upon termination of a director's service on the Board of Directors, any stock options vested as of the date of termination may be exercised until the sixth month anniversary of such date (unless such options expire earlier in accordance with their terms); provided that if such termination is a result of such directors's removal from the Board of Directors other than due to his death or disability, all stock options will terminate immediately.

         Prior to 1996, the Company also had a 1991 Directors Stock Option Plan for non-employee Directors providing for the issuance of options covering up to 60,000 shares of Common Stock to non-employee directors. This plan was replaced by the 1996 Non-Employee Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth the beneficial ownership of the Company's Common Shares as of April 28, 1997, of (i) each person known by the Company to own beneficially 5% or more of the Common Shares, (ii) each of the Company's directors and director nominees, (iii) each of the Company's executive officers and (iv) all of the Company's officers and directors as a group. An asterisk indicates beneficial ownership of less than 1%.


                                           Number of        Percent of
                                           Shares(1)          Class
                                           ---------        ----------
Biltmore Securities, Inc. (2).......       1,170,000           19.9%
6700 North Andrews Avenue
Fort Lauderdale, Florida 33309

Elliott H. Vernon (3)...............       1,080,500           20.4%

Robert Foise (4)....................         255,000            5.4%
c/o Executive Air Center
Brainard Airport
Hartford, Connecticut 06614

Jerold L. Fisher (5)................          10,000             *

Shawn A. Freidkin (5)...............          10,000             *

Mitchell Hymowitz (5)...............          10,000             *

Dominic A. Polimeni (5).............          10,000             *

Joseph J. Raymond (6)...............          80,000            1.7%

Lee Turner (7)......................          30,000             *

All directors and ..................       1,230,500           22.6%
executive officers
as a group (7 persons)(3)(5)(6)(7)


----------

(1)      In no case was voting and investment power shared with others.

(2) Includes beneficial ownership of 750,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options and 420,000 shares of Common Stock issuable upon conversion of 60,000 shares of Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"). See "Certain Relationships and Related Transactions." To date, none of such stock options have been exercised.

         The Company has been informed that Richard Bronson and Elliot Loewenstern, President and Chief Executive Officer, respectively, of Biltmore Securities, Inc. ("Biltmore") may be deemed to be the beneficial owners of Biltmore. Each of Mr. Bronson and Mr. Loewenstern also beneficially owns additional shares of Series C Preferred Stock. Mr. Bronson beneficially owns 1,570,750 shares of Common Stock representing approximately 25% of the outstanding shares of Common Stock. The shares of Common Stock beneficially owned by Mr. Bronson include 400,750 shares of Common Stock issuable upon conversion of 57,250 shares of Series C Preferred Stock owned by him and 1,170,000 shares of Common Stock beneficially owned by Biltmore. Mr. Bronson disclaims beneficial ownership of an aggregate of 12,000 shares of Series C Preferred Stock owned by his siblings. Mr. Loewenstern beneficially owns 1,338,000 shares of Common Stock representing approximately 22.1% of the outstanding shares of Common Stock. The shares of Common Stock beneficially owned by Mr. Loewenstern include an aggregate of 168,000 shares of Common Stock issuable upon conversion of an aggregate of 24,000 shares of Series C Preferred Stock held in trust for Mr. Loewenstern's children and 1,170,000 shares of Common Stock beneficially owned by Biltmore. Mr. Loewenstern disclaims beneficial ownership of an aggregate of 45,250 shares of Series C Preferred Stock owned by certain of his family members, including his wife.

(3) Includes beneficial ownership of (A) an aggregate of 500,000 shares of Common Stock issuable upon exercise of certain currently exercisable options and (B) an aggregate of 80,500 shares of Common Stock issuable upon conversion of 11,500 shares of Series C Preferred Stock and does not include beneficial ownership of an aggregate of 250,000 shares of Common Stock issuable pursuant to the Vernon Award.

(4) Information concerning the number of shares of Common Stock beneficially owned by Mr. Foise was derived from a Schedule 13D dated October 9, 1992 filed by Mr. Foise with the Securities and Exchange Commission (the "SEC"). As of April 28, 1997, no amendments to such
         Schedule 13D have been filed with the SEC.

(5) Such shares represent 10,000 shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the 1996 Non-Employee Directors Plan.

(6) Such shares represent 70,000 shares of Common Stock issuable upon conversion of 10,000 shares of Series C Preferred Stock and 10,000 shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the 1996 Non-Employee Directors Plan.

(7) Such shares include beneficial ownership of 15,000 shares of Common Stock issuable upon exercise of certain currently exercisable stock options and 14,000 shares of Common Stock issuable upon conversion of 2,000 shares of Series C Preferred Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 1996, Elliott H. Vernon owed the Company $176,049 in connection with certain non-interest bearing advances. These advances were scheduled to be repaid by December 31, 1994, but have not been paid to date.

         The Company entered into an arrangement, effective September 1, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the "sublessee"), is a former officer of, and a current consultant to, the Company and the brother of the Company's Chairman of the Board, President and Chief Executive Officer. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this restructuring arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the restructuring of its mobile MRI operations, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,875,000. In December 1995, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, the Company repossessed and sold one of its mobile MRI units for $625,000.

         In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their obligations to the Company. In an attempt to satisfy the past due amounts, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness. The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. In November 1996, the Company formed a limited liability Company which it intends to operate as a joint venture with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The Company will own sixty percent (60%) of this joint venture. It is anticipated that the site will commence operations on or about May 1, 1997 and will initially provide MRI services utilizing one of the Company's mobile MRI units.

         The Company leases its Brooklyn, New York MRI facility (the "Brooklyn Facility") from DMR Associates, L.P., a limited partnership ("DMR"), and the MRI equipment at such facility from DVI Financial Services, Inc., a former significant stockholder of the Company ("DFS"). DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates is in turn owned by the Company's Chairman of the Board, President and Chief Executive Officer and another director of the Company. The Company's lease payments to DMR for fiscal 1996 aggregated approximately $432,000. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan from DFS to DMR. This loan bears interest at 12% per annum and is repayable over thirty-four (34) months commencing February 15, 1997.

         As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provided for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1998, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement. The consulting agreement provided that the Biltmore Options only will become exercisable upon the consummation by the Company of a financing providing gross proceeds to the Company of at least $900,000 by March 30, 1996 (the "Financing"), and will be forfeited if the Financing is not consummated by March 30, 1996. On February 9, 1996, the Company sold 600,000 shares of Series C Preferred Stock for an aggregate of $1,350,000. Such shares are convertible into an aggregate of 4,200,000 shares of Common Stock. Upon the sale of the Series C Preferred Stock on February 9, 1996, the Biltmore Options became fully vested. The holders of the Biltmore Options and the Biltmore Fee Shares are also entitled to certain demand and "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of the Biltmore Options and the Biltmore Fee Shares. Furthermore, in consideration of Biltmore's placement agent services with respect to the offering of the Series C Preferred Stock, contemporaneous with the sale of the Series C Preferred Stock on February 9, 1996, the Company issued 60,000 shares of Series C Preferred Stock to Biltmore, which are convertible into an aggregate of 420,000 shares of Common Stock. Jerold L. Fisher, a director of the Company, is the Director of Corporate Finance of Biltmore.

         Dr. George Braff, who resigned as a director of the Company effective on April 21, 1997, is currently the majority shareholder and officer of three of the Company's Medical Lessees, Edgewater Diagnostic Imaging, P.A. ("EDI"), Monmouth Diagnostic Imaging, P.A. ("MDI") and Kings Medical Diagnostic Imaging, P.C. ("KMDI"). For fiscal 1996, EDI, MDI and KMDI respectively paid the Company approximately $300,000, $2.9 million and $1.2 million in fees for services previously rendered. In addition, revenues generated to the Company by EDI, MDI and KMDI accounted for 7%, 30% and 18%, respectively, of the Company's total revenues in fiscal 1996. For fiscal 1996, EDI, MDI and KMDI paid Dr. Braff approximately $24,000, $339,000 and $300,000 in fees for professional services rendered by him on their behalf. It is anticipated that such entities will continue to be Medical Lessees of the Company in fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  HEALTHCARE IMAGING SERVICES, INC.

                                  By: /s/ Elliott H. Vernon
                                     -----------------------------------------


April 30, 1997                    ELLIOTT H. VERNON
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  By: /s/ Scott P. McGrory
                                     -----------------------------------------

April 30, 1997                    SCOTT P. MCGRORY
                                  Vice President, Controller
                                  (Principal Financial and Accounting Officer)