Form 10-Q
period 1997-03-31
HEALTHCARE IMAGING SERVICES INC
filed 1997-05-15
CIK 878230

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

                       Commission file number 000-19636

                       HEALTHCARE IMAGING SERVICES, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        22-3119929
         --------                                        -----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

200 Schulz Drive, Red Bank, New Jersey                      07701
--------------------------------------                      ------
(Address of principal executive offices)                  (Zip Code)

                                (908) 224-9292
                                --------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                                 Outstanding at May 14, 1997
         -----                                 ---------------------------

         Common Stock, $.01 par value                 4,961,974 shares

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION:                                                                          PAGE
------------------------------                                                                           ----
Item 1.           Financial Statements:

  Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996                                                                  3

  Consolidated Statements of Operations  -
         Three months ended March 31, 1997 and 1996                                                            4

  Consolidated Statements of Changes in Stockholders
         Equity - For the three months ended March 31, 1997                                                    5

  Consolidated Statements of Cash Flows -
         Three months ended March 31, 1997 and 1996                                                            6

  Notes to Consolidated Financial Statements                                                                   8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               10

PART II.          OTHER INFORMATION
-------           -----------------
Item 6.           Exhibits and Reports on Form 8-K                                                            15

SIGNATURES                                                                                                    16
----------

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                         March 31,                  December 31,
ASSETS                                                                     1997                          1996
------                                                                 ------------                 ---------
Current assets:
    Cash and cash equivalents                                              $ 427,974                 $   173,879
    Marketable securities                                                          -                     625,000
    Accounts receivable - net                                              4,696,337                   4,328,553
    Prepaid expenses and other                                               236,313                     160,021
                                                                         -----------                 -----------
         Total current assets                                              5,360,624                   5,287,453
                                                                         -----------                 -----------
Property, plant and equipment - net                                        4,140,247                   4,347,745
                                                                         -----------                 -----------
Other assets:
    Advances to licensee                                                     351,873                     351,401
    Deferred costs                                                             8,414                      11,218
    Goodwill - net                                                           134,179                     138,806
  Due from officer                                                           176,049                     176,049
  Other                                                                      421,973                     254,060
                                                                         -----------                 -----------
                                                                           1,092,488                     931,534
                                                                         -----------                 -----------
Total assets                                                             $10,593,359                 $10,566,732
                                                                         ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                $ 1,287,056                  $1,083,223
    Current portion of capital lease
      obligations and long-term debt                                       1,129,718                   1,102,559
  Reserve for restructuring costs                                            121,444                     150,054
  Income taxes payable                                                        20,054                       8,304
                                                                          ----------                 -----------
         Total current liabilities                                         2,558,272                   2,344,140
                                                                          ----------                 -----------
Non-current liabilities:
    Capital lease obligations and long-term
      debt                                                                 1,846,868                   2,141,627
    Reserve for restructuring costs                                          514,104                     575,589
                                                                         -----------                  ----------
                                                                           2,360,972                   2,717,216
                                                                         -----------                  ----------

Minority interests                                                           474,650                     500,569
                                                                         -----------                   ---------

Stockholders' equity:
  Convertible preferred stock,
   $.10 par value; 1,000,000 shares
   authorized, 660,000 shares outstanding
   at March 31, 1997 and December 31, 1996                                    66,000                      66,000
  Common stock, $.01 par value;
   50,000,000 shares authorized,
   4,961,974 shares outstanding at
   March 31, 1997 and December 31, 1996                                       49,620                      49,620
  Additional paid-in capital                                              11,876,678                  11,876,678
  Accumulated deficit                                                     (6,586,033)                 (6,588,845)
  Unearned compensation                                                     (206,800)                   (398,646)
                                                                         -----------                 ------------
                                                                           5,199,465                   5,004,807
                                                                         -----------                 -----------
Total liabilities and stockholders' equity                               $10,593,359                 $10,566,732
                                                                         ===========                 ===========





         See accompanying notes to consolidated financial statements.






              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    (Unaudited)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------------
                                                                           1997                     1996
                                                                           -----                    -----
Revenues:                                                                 $2,680,450              $2,354,892
                                                                          ----------              ----------

Operating Expenses:
 Salaries                                                                    702,703                 666,069
 Other operating expenses                                                    862,343                 585,553
 Films and supplies                                                          142,318                 135,812
 Equipment maintenance and repairs                                           173,495                 176,049
 Professional fees                                                            62,601                 120,009
 Depreciation and amortization                                               324,853                 381,475
 Interest                                                                    107,139                 121,673
                                                                             -------                 -------

                                                                           2,375,452               2,186,640
                                                                           ---------               ---------

Income before non-cash compensation
  charge, minority interests in
  joint ventures and income taxes                                            304,998                 168,252

Non-cash compensation charge                                                (191,846)               (337,437)

Minority interests in joint ventures                                         (97,159)                (85,439)
                                                                             --------                --------

Operating income (loss) before income
  taxes                                                                       15,993                (254,624)

Income tax provision                                                          13,181                  11,700
                                                                              ------                  ------

Net income (loss)                                                           $  2,812               $(266,324)
                                                                            ========               ==========

Weighted average common
 shares outstanding                                                        4,711,974               4,711,974
                                                                           =========               =========

Net income (loss) per common share                                            $.00                   $(.06)
                                                                              ====                   ======










         See accompanying notes to consolidated financial statements.


                                         HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                             (UNAUDITED)



                                                                          ADDITIONAL                                     TOTAL
                                                                          ----------                                    ------
                         PREFERRED STOCK           COMMON STOCK            PAID-IN      ACCUMULATED      UNEARNED     STOCKHOLDERS'
                         ---------------           ------------            -------      ----------       --------     ------------
                       SHARES        AMOUNT      SHARES     AMOUNT         CAPITAL        DEFICIT      COMPENSATION      EQUITY
                       ------        ------      ------     ------         -------        --------     ------------     --------
BALANCE,
 JANUARY 1, 1997       660,000     $ 66,000     4,961,974  $ 49,620      $ 11,876,678   $ (6,588,845)  $ (398,646)     $ 5,004,807

Amortization of
 unearned compensation
 for stock options
 and restricted stock grants                                                                              191,846          191,846
Net income for the
 three months ended
 March 31, 1997                                                                                2,812                         2,812

                      -------------------------------------------------------------------------------------------------------------
BALANCE,
 MARCH 31, 1997        660,000     $ 66,000      4,961,974  $ 49,620     $ 11,876,678   $ (6,586,033)  $ (206,800)     $ 5,199,465
                      =============================================================================================================













         See accompanying notes to consolidated financial statements.

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          1997              1996
                                                                                          ----              ----
Cash flows from operating activities:
  Net income (loss)                                                                      $2,812           $(266,324)
  Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
       Depreciation and amortization                                                    324,853             381,475
       Amortization of non-cash compensation                                            191,846             337,437
       Minority interests in joint ventures                                              97,159              85,439
       Allowance for doubtful accounts                                                  135,000             (81,000)
Changes in assets and liabilities:
    Accounts receivable                                                                (502,784)            (71,036)
    Prepaid expenses and other                                                          (76,292)            (56,699)
    Deferred costs                                                                              -              (6,167)
    Advances to licensee                                                                   (472)                  -
    Accounts payable and accrued expenses                                               203,833             275,276
    Income taxes payable                                                                 11,750               4,690
    Other assets                                                                       (167,913)                  -
                                                                                      ----------            -------
  Net cash provided by operating activities                                             219,792             603,091
                                                                                        -------             -------

Cash flows from investing activities:
  Proceeds from sale of marketable securities                                           625,000                   -
  Purchases of property, plant and
   equipment                                                                           (109,924)            (23,242)
                                                                                       ---------            --------
  Net cash provided by (used in) investing
   activities                                                                           515,076             (23,242)
                                                                                        -------             --------

Cash flows from financing activities:
  Proceeds received from the sale
   of Series C Preferred Stock                                                                -           1,198,254
  Distributions to limited partners
   of joint ventures                                                                   (123,078)            (48,877)
  Payments on note payable                                                                    -             (19,181)
  Payments on capital lease obligations                                                (267,600)           (227,370)
  Proceeds received on sublease for
   restructured operations                                                             37,043              92,423
  Payments against reserve for restructuring
   costs                                                                               (127,138)           (356,274)
                                                                                       ---------           ---------
  Net cash (used in) provided by financing
   activities                                                                          (480,773)            638,975
                                                                                      ----------            -------
  Increase in cash and cash equivalents                                                 254,095           1,218,824
Cash and cash equivalents at beginning
   of period                                                                            173,879             281,416
                                                                                       --------            --------
Cash and cash equivalents at end
   of period                                                                           $427,974          $1,500,240
                                                                                       ========          ==========


               HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                             (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------
                                                                                      1997                1996
                                                                                     -------             -------
Supplemental Cash Flow Information:

Interest paid during the period                                                      $109,976           $124,192
                                                                                     ========           ========

Income taxes paid during the period                                                  $  1,431             $7,010
                                                                                     ========             ======

Supplemental Schedule of Noncash Investing and Financing Activities:

Capital leases principally
  for medical equipment                                                              $      -           $100,700
                                                                                     ========           ========


































         See accompanying notes to consolidated financial statements.

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

Note 1. - Basis of Presentation
--------------------------------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the statements of operations and cash flows for the periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected for the year ending December 31, 1997 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Company's Form 10-K/A No. 1, which are on file at the Securities and Exchange Commission.

Note 2. - Implementation of Accounting Standard
-----------------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. For the first quarter of 1997 and 1996, respectively, pro forma basic and diluted net income (loss) per share amounts required pursuant to SFAS No. 128 would not have been materially different than the net income (loss) per common and common equivalent share shown for the periods presented in the accompanying consolidated statements of operations.

Note 3. - Contingency
---------------------

         In October 1995, the Company was notified by the New Jersey Division of Taxation ("NJDT") of a proposed sales and use tax assessment of approximately $887,000. The Company provided additional information to the NJDT which substantially reduced the proposed assessment. The New Jersey sales tax examination was concluded on May 31, 1996 with the Company's payment of $214,280 to the NJDT under a conditional agreement with the NJDT. Such agreement acknowledged that the State of New Jersey has not yet reached an agreement with the State of New York to assure that New York will give full credit (under the interstate agreement between New Jersey and New York) for sales tax paid by the Company to the State of New Jersey. Such agreement was reached between the State of New Jersey and the State of New York in April 1997.

         In February 1996, the Company was notified by the New York State Department of Taxation and Finance ("NYDT") regarding the commencement of a sales and use tax examination and has received a preliminary assessment for taxes and interest due of $170,261. As a result of providing the NYDT with additional information and the receipt of credit for sales tax previously paid in connection with the NJDT sales and use tax assessment, the Company was able to substantially reduce the aforementioned NYDT preliminary assessment. The New York sales tax examination was concluded April 18, 1997 with the Company's payment of $128,282 to the NYDT. The resolution of these matters did not have an impact on the Company's financial condition or results of operations beyond the amounts already reserved therefor.

Note 4. - Revolving Line of Credit
----------------------------------

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit ("DVIBC"), an affiliate of DVI Financial Services Inc. ("DFS"), to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the revolving line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are secured by a grant to DVIBC of a first security interest in all eligible accounts receivable, other than those of DFS. Borrowings under this facility will be used for general corporate purposes including working capital and potential acquisitions. In addition, the line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of March 31, 1997, there were no outstanding borrowings under this credit facility.

Item 2.    Management's Discussion and Analysis of Financial
------------------------------------------------------------
Condition and Results of Operations
-----------------------------------

THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE SUFFICIENCY OF THE COMPANY'S LIQUIDITY AND SOURCES OF CAPITAL. ANY STATEMENTS CONTAINED HEREIN WHICH ARE NOT HISTORICAL FACTS OR WHICH CONTAIN THE WORDS EXPECT, BELIEVE, OR ANTICIPATE, SHALL BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. ADDITIONAL INFORMATION REGARDING FACTORS THAT COULD POTENTIALLY AFFECT THE COMPANY OR ITS FINANCIAL RESULTS MAY BE INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

For the Three Months Ended March 31, 1997 vs. March 31, 1996
------------------------------------------------------------

         For the three months ended March 31, 1997, revenues were $2,680,450 as compared to $2,354,892 for the three months ended March 31, 1996, an increase of approximately $326,000. This increase is primarily due to (1) increased revenues from the Company's fixed-site MRI facility located in Philadelphia, Pennsylvania (approximately $192,000) and fixed-site MRI facility located in Brooklyn, New York (approximately $93,000), which increase was attributable to the Company's expanded advertising and marketing efforts resulting in an increased number of procedures being performed and (2) revenues generated by a mobile MRI unit (approximately $82,000) utilized from time to time at a location in Jersey City, New Jersey.

         For the three months ended March 31, 1997, operating expenses were $2,567,298 as compared to $2,524,077 for the three months ended March 31, 1996, an increase of approximately $43,000. This increase was partially offset by lower non-cash compensation charges recorded during the quarter ended March 31, 1997 (approximately $192,000) as compared to March 31, 1996 (approximately $337,000), which charges result from the grant of (I) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and (ii) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See "Liquidity and Capital Resources of the Company." The Company's operating expenses before the non-cash compensation charges increased approximately $189,000 primarily due to (x) the funding of start-up expenses incurred by a joint venture (in which the Company has a sixty (60%) percent interest) formed to provide on-site MRI services to Meadowlands Hospital Medical Center (approximately $35,000), (y) expenses incurred in connection with the provision of mobile MRI services to a location in Jersey City (approximately $57,000) and (z) increased corporate and site employee related expenses (approximately $76,000) due to increased staffing requirements along with corresponding expenses associated with the increased number of procedures being performed at certain of the Company's MRI facilities. Other operating expenses increased approximately $276,000, primarily attributed to the increased number of procedures being performed by certain fixed-site facilities in addition to the funding of the start-up costs associated with the commencement of fixed-site MRI services at the

Meadowlands Hospital Medical Center and the provision of mobile MRI services at a location in Jersey City. Depreciation and amortization expense decreased approximately $57,000 primarily due to the MRI unit located at the Company's Edgewater, New Jersey facility becoming fully depreciated in July 1996. Interest expense decreased approximately $15,000 primarily due to the satisfaction of a note payable and certain capital lease obligations.

         During the three months ended March 31, 1997, as a corporate general partner, the Company recorded an additional $5,398 of losses attributable to the limited partnership interests in the Philadelphia, Pennsylvania joint venture (the "Philadelphia MRI facility") in excess of the limited partners' capital accounts.

         The operating results for the three months ended March 31, 1996 were substantially affected by the Philadelphia MRI facility which incurred a loss of $132,973 for such period, which loss decreased to $13,495 for the three months ended March 31, 1997. The Company has expanded its advertising and marketing efforts on behalf of the Philadelphia MRI facility which is evidenced by the improvement in operations for the quarter ended March 31, 1997 as compared to March 31, 1996. The Company is in the process of negotiating the purchase of the present limited partners interests in such joint venture which it expects to consummate in the second quarter of fiscal 1997. However, there can be no assurance that these negotiations will be successfully concluded or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
----------------------------------------------

         As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provided for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1998, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement (the "Acquisition"). In connection with the issuance of the Biltmore Options, the Company recorded a non-cash compensation charge of $685,800 which was amortized over the term of the consulting agreement.

         As of February 1, 1996, the Company amended its employment agreement with its CEO. Pursuant to such amendment, the agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension, the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to

$5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Upon execution of such amendment, the CEO received from the Company a restricted stock award of 250,000 shares (the "Restricted Shares") of Common Stock (the "CEO Award"). The restrictions related to the CEO Award will lapse upon consummation by the Company of an Acquisition. In January 1997, the Company extended the required consummation date of the Acquisition from January 30, 1997 to January 30, 1998 (subject to stockholder ratification and approval of such extension, which the Company intends to solicit at its 1997 Annual Meeting of Stockholders) and the expiration date of the CEO's employment agreement from October 22, 1997 to October 22, 1998. In connection with the issuance of the Restricted Shares, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the initial twelve-month contingency period ended January 30, 1997. To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1998, the CEO Award will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly.

         As of March 31, 1997, the Company had a cash balance of $427,974, current assets of $5,360,624 and working capital of $2,802,352. Cash flows provided by operating activities were $219,792 for the three months ended March 31, 1997, which consisted primarily of depreciation and amortization of $324,853, amortization of non-cash compensation of $191,846, an increase in the allowance for doubtful accounts receivable of $135,000 and minority interests in joint ventures of $97,159. Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $502,784 due to an increase in the number of procedures being performed, an increase in other assets of $167,913 primarily due to costs incurred for potential new business arrangements and an increase in accounts payable and accrued expenses of $203,833 primarily due to an extension of the period during which vendors are paid. Cash flows provided by investing activities were $515,076 primarily due to proceeds received from the sale of marketable securities. Cash flows used in financing activities were $480,773, which consisted primarily of payments on capital lease obligations of $267,600, payments against reserves for restructuring costs of $127,138 and distributions to limited partners of joint ventures of $123,078, partially offset by proceeds of $37,043 from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment.

         The Company's Philadelphia MRI facility, which has been operating since November 1992, continues to operate at a loss. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of March 31, 1997, the amount of such working capital loans was approximately $2,291,000 (of which approximately $178,000, inclusive of an intercompany interest charge of approximately $52,000, was loaned in 1997). In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when, or if, these loans will be repaid. The Company is in the process of negotiating the purchase of the present limited partners interests in such joint venture which it expects to consummate in the second quarter of fiscal 1997. However, there can be no assurance that these negotiations will be successfully concluded or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI facility. In addition, because of the increasingly difficult operating environment relating to the Company's Brooklyn, New York MRI facility, the Company is currently contemplating the sale of this facility.

         On May 8, 1997, the Company sold for $105,000 one of its two remaining mobile MRI units to an unaffiliated third party. The sale enables the Company to eliminate the overhead costs associated with the operation of this mobile MRI unit, thereby resulting in cash savings.

         In November 1996, the Company formed a limited liability company which it will operate as a joint venture with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The Company will own sixty (60%) percent of this joint venture. The site commenced operations on May 8, 1997 and will initially provide MRI services utilizing one of the Company's mobile MRI units. The Company estimates that initial costs to be incurred by the Company in establishing the facility will range between $275,000 and $350,000. The Company anticipates that most of these amounts will be in the form of working capital loans by the Company to the joint venture. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.

         The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and the execution of capital leases, proceeds received from the Company's initial public offering in November 1991 and sale of the Series C Preferred Stock in February 1996, and the offering and exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity. Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a former significant stockholder, DFS. The Company believes it will continue to be able to obtain financing from DFS as well as other financing sources for its future equipment needs.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit, an affiliate of DFS ("DVIBC"), to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the revolving line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the proposed credit facility are secured by a grant to DVIBC of a first security interest in all eligible accounts receivable, other than those of DFS. Borrowings under this facility will be used for general corporate purposes including working capital and potential acquisitions. In addition, the line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of March 31, 1997, there were no outstanding borrowings under this credit facility.


         The Company believes that cash to be provided by the Company's operating activities will be sufficient to meet its anticipated cash requirements for its present operations for the next twelve months. The proceeds received from the sale of the Series C Preferred Stock and availability under the revolving line of credit will further supplement the Company's ability to meet its future cash needs. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

                          PART II - OTHER INFORMATION
                          ---------------------------

    Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------


    (a) Exhibit 10.40 - Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc.

                  Exhibit 10.41 - Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon*

                  Exhibit 10.42 - Amendment No. 2 to Employment Agreement between HealthCare Imaging Services, Inc. and Elliott H. Vernon*

                  Exhibit 10.43 - Amendment No. 3 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan*

                  Exhibit 10.44 - Form of Excess Capacity Agreement

                  Exhibit 27 - Financial Data Schedule.

    (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.




         ___________________________________________________________________

         * Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.
         ___________________________________________________________________

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       HEALTHCARE IMAGING SERVICES, INC.
                                       __________________________________

                                                   (Registrant)





                                                /S/ ELLIOTT H. VERNON
                                                ______________________
DATE:  MAY 14, 1997
                                                Elliott H. Vernon,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)








DATE:  MAY 14, 1997                             /S/ SCOTT P. MCGRORY
                                                --------------------

                                                Scott P. McGrory,
                                                Vice President - Controller
                                                (Principal Financial and
                                                Accounting Officer)

                       HEALTHCARE IMAGING SERVICES, INC.

      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                               INDEX TO EXHIBITS




EXHIBIT                                                                 PAGE
-------                                                                 ----

10.40 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc.
                  and Biltmore Securities, Inc.

10.41 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc.
                  and Elliott H. Vernon*

10.42             Amendment No. 2 to Employment Agreement
                  between HealthCare Imaging Services, Inc.
                  and Elliott H. Vernon*

10.43             Amendment No. 3 to HealthCare Imaging
                  Services, Inc. 1991 Stock Option Plan*

10.44             Form of Excess Capacity Agreement

27                Financial Data Schedule



                  ------------------------------------------------------------

                  * Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

                  ------------------------------------------------------------