Form 10-Q
period 1997-06-30
HEALTHCARE IMAGING SERVICES INC
filed 1997-08-14
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 (732) 224-9292
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class                               Outstanding at August 14, 1997

        Common Stock, $.01 par value       6,526,474 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                            PAGE
-------  ----------------------                            ----

Item 1.        Financial Statements:

  Consolidated Balance Sheets -
        June 30, 1997 and December 31, 1996                   3

  Consolidated Statements of Operations  -
        Three and six months ended June 30, 1997 and 1996     4

  Consolidated Statements of Changes in Stockholders
        Equity - For the six months ended June 30, 1997       5

  Consolidated Statements of Cash Flows -
        Six months ended June 30, 1997 and 1996               6

  Notes to Consolidated Financial Statements                  8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations     10

PART II.       OTHER INFORMATION
--------       -----------------

Item 6.        Exhibits and Reports on Form 8-K              16

SIGNATURES                                                   17
----------

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets



                                             June 30,              December 31,
ASSETS                                         1997                     1996
------                                         ----                     ----
Current assets:
   Cash and cash equivalents                  $ 449,015            $   173,879
   Marketable securities                              -                625,000
   Accounts receivable - net                  4,654,698              4,328,553
   Prepaid expenses and other                   194,107                160,021
                                                -------                -------
        Total current assets                  5,297,820              5,287,453
                                              ---------              ---------
Property, plant and equipment - net           5,364,145              4,347,745
                                              ---------              ---------
Other assets:
   Advances to licensee                         267,130                351,401
   Goodwill - net                               129,552                138,806
  Due from officer                              176,049                176,049
  Other non-current assets                      386,592                265,278
                                                -------                -------
                                                959,323                931,534
                                                -------                -------
Total assets                                $11,621,288            $10,566,732
                                            ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                   $  300,000             $        -
   Accounts payable and accrued expenses        892,663              1,083,223
   Current portion of capital lease
     obligations and long-term debt           1,619,322              1,102,559
  Reserve for restructuring costs                     -                150,054
  Income taxes payable                            6,305                  8,304
                                                  -----                  -----
        Total current liabilities             2,818,290              2,344,140
                                              ---------              ---------
Non-current liabilities:
   Capital lease obligations and long-term
     debt                                     2,718,226              2,141,627
   Reserve for restructuring costs              391,014                575,589
                                                -------                -------
                                              3,109,240              2,717,216
                                              ---------              ---------

Minority interests                              456,182                500,569
                                                -------                -------

Stockholders' equity:
  Convertible preferred stock, $.10 par value;
   1,000,000 shares authorized, 448,000 shares
   and 660,000 shares outstanding at June 30,
   1997 and December 31, 1996, respectively      44,800                 66,000
  Common stock, $.01 par value;
   50,000,000 shares authorized, 6,445,974 and
   4,961,974 shares outstanding at June 30,
   1997 and December 31, 1996, respectively      64,460                 49,620
  Additional paid-in capital                 11,883,038             11,876,678
  Accumulated deficit                        (6,637,187)            (6,588,845)
  Unearned compensation                        (117,535)              (398,646)
                                               --------               --------
                                              5,237,576              5,004,807
                                              ---------              ---------
Total liabilities and stockholders' equity  $11,621,288            $10,566,732
                                            ===========            ===========





                    See accompanying notes to consolidated financial statements.

                             HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations

                                             Three Months Ended                     Six Months Ended
                                                   June 30,                              June 30,
                                                   --------                              --------
                                           1997              1996                 1997             1996
Revenues:                                 $2,425,181         $2,283,056         $5,105,631        $4,637,948
                                          ----------         ----------         ----------        ----------

Operating Expenses:
 Salaries                                    652,981            629,580          1,355,684         1,295,649
 Other operating
  expenses                                   869,630            618,306          1,731,973         1,203,859
 Films and supplies                          109,252            114,261            251,570           250,073
 Equipment mainte-
   nance and repairs                         144,170            168,220            317,665           344,269
 Professional fees                           156,935            135,694            219,536           255,703
 Depreciation and
  amortization                               363,772            385,470            688,625           766,945
 Interest                                    117,938            119,251            225,077           240,924
 Gain on sale of
  property, plant and
  equipment                                 (105,000)                 -           (105,000)                -
                                            --------          ---------           --------           -------


                                           2,309,678          2,170,782          4,685,130         4,357,422
                                           ---------          ---------          ---------         ---------

Income before non-cash
  compensation charge,
  minority interests in
  joint ventures and
  income taxes                               115,503            112,274            420,501           280,526

Non-cash compensation
  charge                                     (89,265)          (368,994)          (281,111)         (706,431)

Minority interests in
  joint ventures                             (66,642)           (99,551)          (163,801)         (184,990)
                                             -------            -------           --------          --------

Operating loss before
  income taxes                               (40,404)          (356,271)           (24,411)         (610,895)

Income tax provision                          10,750             15,989             23,931            27,689
                                              ------             ------             ------            ------

Net loss                                    $(51,154)         $(372,260)          $(48,342)       $(638,584)
                                            ========          =========           ========        =========


Weighted average common
 shares outstanding                        5,344,589          4,711,974          5,030,029        4,711,974
                                           =========          =========          =========        =========


Net loss per common share                  $(.01)             $(.08)              $(.01)            $(.14)
                                           =====              =====               =====             =====





                  See accompanying notes to consolidated financial statements.

                         HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Changes in Stockholders' Equity
                                Six Months Ended June 30, 1997




                                                                                  Additional                                Total
                                                                                  ----------                                -----
                                       Preferred Stock          Common Stock       Paid-in   Accumulated    Unearned   Stockholders'
                                       ---------------          ------------       -------   -----------    --------   -------------
                                     Shares      Amount      Shares      Amount    Capital     Deficit    Compensation    Equity
                                     ------      ------      ------      ------    -------     -------    ------------    ------
BALANCE, JANUARY 1, 1997               660,000  $66,000   4,961,974    $49,620  $11,876,678  $(6,588,845) $(398,646)    $5,004,807


  Conversion of Series C Convertible
    Preferred Stock                   (212,000) (21,200)  1,484,000     14,840        6,360
  Amortization of unearned
   compensation for stock options
   and restricted stock grants                                                                              281,111       281,111
  Net loss for the six months ended
   June 30, 1997                                                                                 (48,342)                 (48,342)

                                   ------------------------------------------------------------------------------------------------
  BALANCE, JUNE 30, 1997               448,000  $44,800   6,445,974    $64,460  $11,883,038  $(6,637,187) $(117,535)    $5,237,576
                                   ================================================================================================































                 See accompanying notes to consolidated financial statements.



                          HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                      Six Months Ended
                                                           June 30,
                                                           --------
                                                    1997            1996
                                                    ----            ----
Cash flows from operating activities:
  Net loss                                     $(48,342)             $(638,584)
  Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
      Depreciation and amortization             688,625                766,945
        Gain on sale of property, plant and
          equipment                            (105,000)                     -
        Amortization of non-cash compensation   281,111                706,431
      Minority interests in joint ventures      163,801                184,990
      Allowance for doubtful accounts           278,000                 25,000
Changes in assets and liabilities:
   Accounts receivable                         (604,145)               (72,938)
   Prepaid expenses and other                   (34,086)              (104,464)
   Advances to licensee                          84,271                      -
   Accounts payable and accrued expenses       (190,560)                 1,784
   Income taxes payable                          (1,999)                 7,651
   Other non-current assets                    (130,798)               (12,983)
                                               --------                -------
  Net cash provided by operating activities     380,878                863,832
                                                -------                -------

Cash flows from investing activities:
  Proceeds from sale of marketable securities   625,000                      -
  Purchases of property, plant and equipment   (129,230)               (73,484)
                                               --------                -------
  Net cash provided by (used in) investing
   activities                                   495,770                (73,484)
                                                -------                -------

Cash flows from financing activities:
  Net proceeds received from the sale of
   Series C Preferred Stock                           -              1,198,254
  Borrowings under the revolving line of
   credit                                       300,000                      -
  Proceeds from sale of property, plant
   and equipment related to restructured
   operations                                   105,000                      -
  Distributions to limited partners of
   joint ventures                              (208,188)              (180,339)
  Payments on note payable                            -                (38,979)
  Payments on capital lease obligations        (616,297)              (462,503)
   Proceeds from subleases related to
    restructured operations                      97,843                200,423
  Payments against obligations related to
   restructured operations                     (279,870)              (595,403)
                                               --------               --------
  Net cash (used in) provided by financing
   activities                                  (601,512)               121,453
                                                --------               -------
  Increase in cash and cash equivalents         275,136                911,801
Cash and cash equivalents at beginning
   of period                                    173,879                281,416
                                                -------                -------
Cash and cash equivalents at end
   of period                                   $449,015             $1,193,217
                                               ========             ==========

                           HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)



                                                   Six Months Ended
                                                        June 30,
                                                        --------
                                                 1997             1996
                                                 ----             ----


Supplemental Cash Flow Information:

Interest paid during the period                $218,121             $245,225
                                               ========             ========


Income taxes paid during the period            $ 25,931             $ 32,750
                                               ========             ========

Supplemental Schedule of Noncash Investing and Financing Activities:

Capital leases principally
  for medical equipment                      $1,135,084             $250,029
                                             ==========             ========


Reinstatement of mobile MRI unit
  related to previously recorded
  restructured operations                      $421,973             $      -
                                               ========              =======


Reinstatement of capital lease
  obligation related to previously
  recorded restructured operations             $574,575             $      -
                                               ========              =======


























                   See accompanying notes to consolidated financial statements.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                Six Months Ended June 30, 1997

Note 1. - Basis of Presentation
-------------------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and the related statements of operations and cash flows for the periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

        The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations expected for the year ending December 31, 1997 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Company's Form 10-K/A No. 1, which are on file at the Securities and Exchange Commission.

Note 2. - Recent Accounting Pronouncements
------------------------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". The statement is effective for periods ending after December 15, 1997, and changes the method in which net loss per share will be determined. Adoption of this statement by the Company will not have a material impact on net loss per share.

Note 3. - Revolving Line of Credit
----------------------------------

     Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit ("DVIBC"), an affiliate of DVI Financial Services, Inc. ("DFS"), to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the credit facility bear interest at three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are secured by a first security interest in all eligible accounts receivable, other than those of DFS. Borrowings under this facility will be used for general corporate purposes and potential acquisitions. The line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of June 30, 1997, $300,000 was outstanding under this credit facility.

Item 2.    Management's Discussion and Analysis of Financial
-------    -------------------------------------------------
Condition and Results of Operations
-----------------------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe, estimate or anticipate shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Six Months Ended June 30, 1997 vs. June 30, 1996
------------------------------------------------

         For the six months ended June 30, 1997, revenues were $5,105,631 as compared to $4,637,948 for the six months ended June 30, 1996, an increase of approximately $468,000. This increase is primarily due to increased revenues at certain of the Company's MRI facilities, as well as the commencement of fixed-site MRI services in May 1997 at Meadowlands Hospital Medical Center located in Secaucus, New Jersey.

         For the six months ended June 30, 1997, operating expenses were $4,966,241 as compared to $5,063,853 for the six months ended June 30, 1996, a decrease of approximately $98,000. This decrease was primarily a result of lower non-cash compensation charges recorded during the six months ended June 30, 1997 (approximately $281,000) as compared to June 30, 1996 (approximately $706,000) and a gain (approximately $105,000) on the sale of one of the Company's mobile MRI units to an unaffiliated third party. The non-cash compensation charges result from the grant of (1) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer ( the "CEO") and (2) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See "Liquidity and Capital Resources of the Company."

         The Company's operating expenses before the non-cash compensation charges and the gain on the sale of the mobile MRI unit increased approximately $433,000, which is attributable to the start-up expenses incurred in establishing the recently formed joint venture at the Meadowlands Hospital Medical Center, as well as additional employee costs and consulting and marketing fees resulting from the increased number of procedures being performed at the Company's facilities.

         During the six months ended June 30, 1997, as a corporate general partner, the Company recorded an additional $17,724 of losses attributable to the limited partnership interests in the

Philadelphia, Pennsylvania joint venture (the "Philadelphia MRI facility") in excess of the limited partners' capital accounts.

         The operating results for the six months ended June 30, 1996 were substantially affected by the Philadelphia MRI facility which incurred a loss of $251,241, which loss decreased to $44,310 for the six months ended June 30, 1997. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate by the end of fiscal 1997. However, there can be no assurance that these negotiations will be successfully concluded. In addition, the operating results for the six months ended June 30, 1997 were adversely effected by decreasing margins at the Company's Brooklyn MRI facility resulting from local competitive pressures, as well as the funding of the expenses associated with the recently formed joint venture at the Meadowlands Hospital Medical Center during its start-up phase.

Three Months Ended June 30, 1997 vs. June 30, 1996
--------------------------------------------------

         For the three months ended June 30, 1997, revenues were $2,425,181 as compared to $2,283,056 for the three months ended June 30, 1996, an increase of approximately $142,000. This increase is primarily due to increased revenues at certain of the Company's MRI facilities, as well as the commencement of fixed-site MRI services at Meadowlands Hospital Medical Center.

         For the three months ended June 30, 1997, operating expenses were $2,398,943 as compared to $2,539,776 for the three months ended June 30, 1996, a decrease of approximately $141,000. This decrease was primarily a result of lower non-cash compensation charges recorded during the three months ended June 30, 1997 (approximately $89,000) as compared to June 30, 1996 (approximately $369,000) and a gain (approximately $105,000) on the sale of one of the Company's mobile MRI units to an unaffiliated third party.
The non-cash compensation charges result from the grant of (1) stock options and a restricted stock award to the CEO and (2) stock options to Biltmore pursuant to a consulting agreement. See "Liquidity and Capital Resources of the Company."

         The Company's operating expenses before the non-cash compensation charges and the gain on the sale of the mobile MRI unit increased approximately $244,000, which is attributable to the start-up expenses incurred in establishing the recently formed joint venture at the Meadowlands Hospital Medical Center, as well as additional employee costs and consulting and marketing fees resulting from the increased number of procedures being performed at the Company's facilities.

         During the three months ended June 30, 1997, as a corporate general partner, the Company recorded an additional $12,326 of losses attributable to the limited partnership interests in the Philadelphia, Pennsylvania joint venture (the "Philadelphia MRI facility") in excess of the limited partners' capital accounts.

         The operating results for the three months ended June 30, 1996 were substantially affected by the Philadelphia MRI facility which incurred a loss of $118,268, which loss decreased to $30,815 for the three months ended June 30, 1997. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate by the end of fiscal
1997. However, there can be no assurance that these negotiations will be successfully concluded. In addition, the operating results for the three months ended June 30, 1997 were adversely effected by decreasing margins at the Company's Brooklyn MRI facility resulting from local competitive pressures, as well as the funding of the expenses associated with the recently formed joint venture at the Meadowlands Hospital Medical Center during its start-up phase.

Liquidity and Capital Resources of the Company
----------------------------------------------


         As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and agreed to seek to locate business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provided for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1998, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement (the "Acquisition"). In connection with the issuance of the Biltmore Options, the Company recorded a non-cash compensation charge of $685,800 which was amortized over the term of the consulting agreement.

         As of February 1, 1996, the Company amended its employment agreement with its CEO. Pursuant to such amendment, the agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension, the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which is being amortized over the twenty-one months ending October 31, 1997. Upon execution of such amendment, the CEO received from the Company a restricted stock award of 250,000 shares (the "Restricted Shares") of Common Stock (the "CEO Award"). The restrictions related to the

CEO Award will lapse upon consummation by the Company of an Acquisition. In January 1997, the Company extended the required consummation date of the Acquisition from January 30, 1997 to January 30, 1998 (subject to stockholder ratification and approval of such extension, which the Company intends to solicit at its 1997 Annual Meeting of Stockholders) and the expiration date of the CEO's employment agreement from October 22, 1997 to October 22, 1998. In connection with the issuance of the Restricted Shares, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the initial twelve-month contingency period ended January 30, 1997. To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1998, the CEO Award will be forfeited and the previously recorded non-cash compensation charge will be reversed.

         As of June 30, 1997, the Company had a cash balance of $449,015, current assets of $5,297,820 and working capital of $2,479,530. Cash flows provided by operating activities were $380,878 for the six months ended June 30, 1997, which consisted primarily of depreciation and amortization of $688,625, amortization of non-cash compensation of $281,111, an increase in the allowance for doubtful accounts receivable of $278,000 and minority interests in joint ventures of $163,801. Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $604,145 due to an increase in the number of procedures being performed, an increase in other non-current assets of $130,798, primarily due to costs incurred for potential new business arrangements and a decrease in accounts payable and accrued expenses of $190,560.
Cash flows provided by investing activities were $495,770, primarily due to proceeds received from the sale of marketable securities. Cash flows used in financing activities were $601,512, which consisted primarily of payments on capital lease obligations of $616,297, payments against obligations related to restructured operations of $279,870 and distributions to limited partners of joint ventures of $208,188, partially offset by borrowings of $300,000 under the revolving line of credit, proceeds of $105,000 from the sale of one of the Company's mobile MRI units to an unaffiliated third party and proceeds of $97,843 from the subleases related to restructured operations.

         The Company's Philadelphia MRI facility, which has been operating since November 1992, continues to operate at a loss. However, such losses have substantially decreased during the six months ended June 30, 1997. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of June 30, 1997, the amount of such working capital loans was approximately $2,435,000
(of which approximately $322,000, inclusive of an intercompany interest charge of approximately $108,000, was loaned in 1997).
The Company cannot at this time determine when, or if, these loans will be repaid. The Company is in the process of negotiating the purchase of the present limited partners interests in this joint venture which it expects to consummate before year end. However, there can be no assurance that these negotiations will be successfully concluded. As noted above, the competitive environment in which the Brooklyn MRI facility operates has adversely affected its operating results. In connection with the Company's review of the viability of this facility, the Company is actively considering the sale of this facility. However, there can be no assurance that such a sale will be consummated.

         On May 8, 1997, the Company sold one of its remaining mobile MRI units to an unaffiliated third party for $105,000. The sale enabled the Company to eliminate the overhead costs associated with the operation of this mobile MRI unit, thereby resulting in cash savings.

         In November 1996, the Company formed a limited liability company, of which it owns sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The site commenced operations on May 8, 1997. The Company expects that the initial costs to be incurred to establish the facility will range between $450,000 and $600,000. These amounts will be in the form of working capital loans by the Company to the joint venture. The Company believes that the start-up phase will last six to nine months, although there can be no assurances that it will not be a longer period.


         The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and the execution of capital leases, proceeds received from the Company's initial public offering in November 1991 and sale of the Series C Preferred Stock in February 1996, and the offering and exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity.
Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a former significant stockholder, DVI Financial Services, Inc. ("DFS"). The Company believes it will continue to be able to obtain financing from DFS as well as other financing sources for its future equipment needs.

     Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit ("DVIBC"), an affiliate of DFS, to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent
(75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the credit facility bear interest at three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are secured by a first security interest in all eligible accounts receivable, other than those of DFS. Borrowings under this facility will be used for general corporate purposes and potential acquisitions. The line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of June 30, 1997, $300,000 was outstanding under this credit facility.


         The Company believes that cash to be provided by operating activities, the proceeds received from the sale of the Series C Preferred Stock and availability under the revolving line of credit will be sufficient to meet its anticipated cash requirements for its present operations for the next twelve months. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

                                  PART II - OTHER INFORMATION
                                  ---------------------------

   Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.        Exhibits and Reports on Form 8-K

   (a) Exhibit 10.45 - Loan and Security Agreement, dated as of December 26, 1996, between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation

               Exhibit 27 - Financial Data Schedule.

   (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

                                          SIGNATURES
                                          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             HEALTHCARE IMAGING SERVICES, INC.

                                                      (Registrant)





                                                  /s/ ELLIOTT H. VERNON
                                                  ---------------------
DATE: August 14, 1997
---------------------
                                                  Elliott H. Vernon,
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)








DATE: August 14, 1997                             /s/ SCOTT P. MCGRORY
---------------------                             --------------------

                                                  Scott P. McGrory,
                                                  Vice President - Controller
                                                  (Principal Financial and
                                                  Accounting Officer)