Form 10-Q
period 1997-09-30
HEALTHCARE IMAGING SERVICES INC
filed 1997-11-13
CIK 878230

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q


(Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes  X   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class                               Outstanding at November 11, 1997

        Common Stock, $.01 par value               8,856,474 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                        PAGE

Item 1.        Financial Statements:

  Consolidated Balance Sheets -
        September 30, 1997 and December 31, 1996                          3

  Consolidated Statements of Operations  -
        Three and nine months ended September 30, 1997 and 1996           4

  Consolidated Statements of Changes in Stockholders
        Equity - For the nine months ended September 30, 1997             5

  Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1997 and 1996                     6

  Notes to Consolidated Financial Statements                              8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                               18

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets


                                                         September 30,           December 31,
ASSETS                                                       1997                     1996
Current assets:
   Cash and cash equivalents                                $ 369,738            $   173,879
   Marketable securities                                            -                625,000
   Accounts receivable - net                                4,821,101              4,328,553
   Prepaid expenses and other                                 146,026                160,021
        Total current assets                                5,336,865              5,287,453
Property, plant and equipment - net                         5,007,181              4,347,745
Other assets:
   Advances to licensee                                       220,998                351,401
   Goodwill - net                                             124,925                138,806
  Due from officer                                            252,364                176,049
  Other non-current assets                                    341,169                265,278
                                                              939,456                931,534
Total assets                                              $11,283,502            $10,566,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                                 $  400,000             $        -
   Accounts payable and accrued expenses                    1,008,819              1,083,223
   Current portion of capital lease
     obligations and long-term debt                         1,666,862              1,102,559
  Reserve for restructuring costs                                   -                150,054
  Income taxes payable                                          6,794                  8,304
        Total current liabilities                           3,082,475              2,344,140
Non-current liabilities:
   Capital lease obligations and long-term
     debt                                                   2,282,910              2,141,627
   Reserve for restructuring costs                            364,501                575,589
                                                            2,647,411              2,717,216

Minority interests                                            514,768                500,569

Stockholders' equity:
  Convertible preferred stock, $.10 par value;
   1,000,000 shares authorized, 330,500 and
   660,000 shares outstanding at September
   30, 1997 and December 31, 1996, respectively                33,050                 66,000
  Common stock, $.01 par value;
   50,000,000 shares authorized, 7,268,474 and
   4,961,974 shares outstanding at September 30,
   1997 and December 31, 1996, respectively                    72,685                 49,620
  Additional paid-in capital                               11,886,563             11,876,678
  Accumulated deficit                                      (6,925,180)            (6,588,845)
  Unearned compensation                                       (28,270)              (398,646)
                                                            5,038,848              5,004,807
Total liabilities and stockholders' equity                $11,283,502            $10,566,732




                    See accompanying notes to consolidated financial statements.

                             HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations



                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                           1997              1996                 1997             1996
Revenues:                                 $2,566,669         $2,425,043         $7,672,300        $7,062,991

Operating Expenses:
 Salaries                                    689,718            689,075          2,045,402         1,984,724
 Other operating expenses                    754,634            643,124          2,351,991         1,829,049
 Films and supplies                          125,353            152,776            376,923           402,849
 Equipment maintenance
  and repairs                                146,266            153,097            463,931           497,366
 Consulting and marketing
  fees                                       152,250              5,810            286,866            23,744
 Professional fees                           161,799            106,922            381,335           362,625
 Depreciation and
  amortization                               397,173            357,302          1,085,798         1,124,247
 Interest                                    162,200            116,537            387,277           357,461
 Gain on sale of property,
  plant and equipment                              -                  -           (105,000)                -

                                           2,589,393          2,224,643          7,274,523         6,582,065

(Loss)/income before non-
  cash compensation charge,
  minority interests in
  joint ventures and income
  taxes                                      (22,724)           200,400            397,777           480,926

Non-cash compensation
  charge                                     (89,265)          (368,994)          (370,376)       (1,075,425)

Minority interests in
  joint ventures                            (167,339)           (91,250)          (331,140)         (276,240)

Operating loss before
  income taxes                              (279,328)          (259,844)          (303,739)         (870,739)

Income tax provision                           8,665             11,311             32,596            39,000

Net loss                                   $(287,993)         $(271,155)         $(336,335)       $(909,739)

Weighted average common
 shares outstanding                        6,521,854          4,711,974          5,532,769        4,711,974

Net loss per common share                  $(.04)             $(.06)              $(.06)            $(.19)



              See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                      Nine Months Ended September 30, 1997



                                                                                Additional                                   Total
                                       Preferred Stock          Common Stock      Paid-in    Accumulated    Unearned   Stockholders'
                                     Shares      Amount      Shares      Amount   Capital      Deficit    Compensation     Equity

BALANCE, JANUARY 1, 1997               660,000  $ 66,000  4,961,974 $ 49,620   $11,876,678  $ (6,588,845)  $ (398,646)  $5,004,807


  Conversion of Series C Convertible
    Preferred Stock                   (329,500)  (32,950) 2,306,500   23,065         9,885
  Amortization of unearned
   compensation for stock options
   and restricted stock grant                                                                                 370,376      370,376
  Net loss for the nine months ended
   September 30, 1997                                                                           (336,335)                 (336,335)

      SEPTEMBER 30, 1997               330,500   $33,050  7,268,474 $ 72,685   $11,886,563 $  (6,925,180)   $ (28,270)  $5,038,848
                                   ================================================================================================
























          See accompanying notes to consolidated financial statements.

                          HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                       Nine Months Ended
                                                         September 30,
                                                   1997                 1996
Cash flows from operating activities:
  Net loss                                           $  (336,335)   $  (909,739)
  Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
      Depreciation and amortization                    1,085,798      1,124,247
        Gain on sale of property, plant and
          equipment                                     (105,000)          --
        Amortization of non-cash compensation            370,376      1,075,425
      Minority interests in joint ventures               331,140        276,240
      Allowance for doubtful accounts                    431,000        131,000
Changes in assets and liabilities:
   Accounts receivable                                  (923,548)      (320,514)
   Prepaid expenses and other                             13,995         11,775
   Advances to licensee                                  130,403           --
   Due from officer                                      (76,315)          --
   Accounts payable and accrued expenses                 (74,404)       131,804
   Income taxes payable                                   (1,510)         7,021
   Other non-current assets                              (92,054)      (108,449)
  Net cash provided by operating activities              753,546      1,418,810

Cash flows from investing activities:
  Proceeds from sale of marketable securities            625,000           --
  Purchases of property, plant and equipment            (158,133)       (98,627)
  Net cash provided by (used in) investing
   activities                                            466,867        (98,627)

Cash flows from financing activities:
  Net proceeds received from the sale of
   Series C Preferred Stock                                 --        1,198,254
  Borrowings under the revolving line of
   credit                                                400,000           --
  Proceeds from sale of property, plant
   and equipment related to restructured
   operations                                            105,000           --
  Distributions to limited partners of
   joint ventures                                       (316,941)      (293,689)
  Payments on note payable                                  --          (52,530)
  Payments on capital lease obligations               (1,004,073)      (717,931)
   Proceeds from subleases related to
    restructured operations                              127,843        386,173
  Payments against obligations related to
   restructured operations                              (336,383)      (682,766)
  Net cash used in financing activities               (1,024,554)      (162,489)
  Increase in cash and cash equivalents                  195,859      1,157,694
Cash and cash equivalents at beginning
   of period                                             173,879        281,416
Cash and cash equivalents at end
   of period                                         $   369,738    $ 1,439,110

                           HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)



                                                       Nine Months Ended
                                                          September 30,
                                                      1997             1996


Supplemental Cash Flow Information:

Interest paid during the period                $357,924             $362,811

Income taxes paid during the period            $ 34,107             $ 44,690

Supplemental Schedule of Noncash Investing and Financing Activities:

Capital leases principally
  for medical equipment                      $1,135,084             $306,634


Reinstatement of mobile MRI unit
  related to previously recorded
  restructured operations                      $421,973             $      -


Reinstatement of capital lease
  obligation related to previously
  recorded restructured operations             $574,575             $      -


























              See accompanying notes to consolidated financial statements.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                             Nine Months Ended September 30, 1997

Note 1. - Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and the related statements of operations and cash flows for the periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

        The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations expected for the year ending December 31, 1997 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Company's Form 10-K/A No. 1, which are on file at the Securities and Exchange Commission.

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

Note 3. - Stock Options

        The Company has two stock option plans, the 1991 Stock Option
Plan  and the 1996 Stock Option Plan for Non-Employee
Directors (collectively the "Plans"). A summary of the stock option activity and related exercise price range for both Plans since
December 31, 1996 is as follows:
                                              Number of            Exercise
                                               Shares               Price
                                             Covered By            Range Per
                                               Options               Share
Outstanding at December 31, 1996               220,600         $1.06 - $5.00
        Granted - September 19, 1997           140,000             $0.75
        Canceled                               (44,200)        $1.50 - $5.00
Outstanding at September 30, 1997              316,400         $0.75 - $5.00

        As of September 30, 1997, options covering an additional
633,600 shares may be issued under the Plans. At September 30, 1997, outstanding stock options covering 148,900 shares were exercisable.

        The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $984,133. This amount would have been expensed over the options' vesting periods. The assumptions used in the option-pricing model include a risk-free interest rate of 6.0%, expected life of 3 to 4 years and expected volatility of approximately 80%- 106%. The pro forma impact of the provisions of FASB Statement 123 on the Company's operations and loss per share would be as follows:

                                                                 Nine Months
                                                                    Ended
                                                             September 30, 1997

        Net loss                               - as reported      $(336,335)

                                               - pro forma        $(414,246)

        Net loss per common share              - as reported          $(.06)

                                               - pro forma            $(.07)

        Net loss per share has been calculated using the weighted average shares outstanding of 5,532,769.

Note 4. - Revolving Line of Credit

        Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit ("DVIBC"), an affiliate of DVI Financial Services, Inc. ("DFS"), to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the credit facility bear interest at three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are secured by a first security interest in all eligible accounts receivable, other than those of DFS. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this facility will be used for working capital. The line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of September 30, 1997, $400,000 was outstanding under this credit facility.

Note 5. - Subsequent Event

        On November 4, 1997, the Company acquired all of the assets and business of, and assumed certain liabilities relating to, M.R. Radiology Imaging of Lower Manhattan, P.C., which is a fixed-site MRI facility, with ultrasound, located in New York City for an aggregate purchase price of approximately $2.2 million, subject to post-closing adjustments, in a combination of $900,000 in cash, $300,000 in the form of a short-term promissory note and 1,000,000 shares of common stock of the Company. The acquisition will be accounted for as a purchase.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe, estimate or anticipate shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially including the continued availability of financing, reimbursement of healthcare costs, delayed payment and risk of non-payment and reliance on key personnel. Additional information regarding factors that could potentially affect the Company or its financial results are included in the Company's other filings with the Securities and Exchange Commission.

Nine Months Ended September 30, 1997 vs. September 30, 1996

        For the nine months ended September 30, 1997, revenues were $7,672,300 as compared to $7,062,991 for the nine months ended September 30, 1996, an increase of approximately $609,000. This increase is primarily due to increased revenues at certain of the Company's MRI facilities, as well as the commencement, through a joint venture, of fixed-site MRI services in May 1997 at the Meadowlands Hospital Medical Center located in Secaucus, New Jersey (the "Meadowlands MRI facility").

        For the nine months ended September 30, 1997, operating expenses were $7,644,899 as compared to $7,657,490 for the nine months ended September 30, 1996, a decrease of approximately $13,000. This decrease was primarily a result of lower non-cash compensation charges recorded during the nine months ended September 30, 1997 (approximately $370,000) as compared to September 30, 1996 (approximately $1,075,000) and a gain (approximately $105,000) on the sale of one of the Company's mobile MRI units to an unaffiliated third party. The non-cash compensation charges result from the grant of (1) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer ( the "CEO") and (2) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See "Liquidity and Capital Resources of the Company."

        The Company's operating expenses before the non-cash compensation charges and the gain on the sale of the mobile MRI unit increased approximately $797,000, which is attributable to the start-up expenses incurred in establishing the Meadowlands MRI facility, as well as additional employee costs and consulting and marketing fees relating to the increased number of procedures being performed at the Company's facilities.

        During the nine months ended September 30, 1997, as a corporate general partner the Company recorded $45,009 of losses attributable to the limited partnership interest in the Philadelphia, Pennsylvania joint venture (the "Philadelphia MRI facility") in excess of the limited partners' capital accounts. In addition, because the Company is the only member in the related limited liability company obligated to fund working capital for the Meadowlands MRI facility, the Company recorded $104,495 of losses attributable to the other member's interest in such facility in excess of the other member's capital account.

        The operating results for the nine months ended September 30, 1996 were substantially affected by the Philadelphia MRI facility which incurred a loss of $317,963, which loss decreased to $112,523 for the nine months ended September 30, 1997. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate by the end of fiscal 1997. However, there can be no assurance that these negotiations will be successfully concluded. In addition, the operating results for the nine months ended September 30, 1997 were adversely effected by decreasing margins at the Company's Brooklyn MRI facility resulting from local competitive pressures, as well as the funding of the expenses associated with the Meadowlands MRI facility during its start-up phase.

Three Months Ended September 30, 1997 vs. September 30, 1996

        For the three months ended September 30, 1997, revenues were $2,566,669 as compared to $2,425,043 for the three months ended September 30, 1996, an increase of approximately $142,000. This increase is primarily due to increased revenues at certain of the Company's MRI facilities, as well as the commencement of fixed-site MRI services at the Meadowlands MRI facility.

        For the three months ended September 30, 1997, operating expenses were $2,678,658 as compared to $2,593,637 for the three months ended September 30, 1996, an increase of approximately $85,000. This increase was primarily a result of start-up expenses incurred in establishing the Meadowlands MRI facility, partially offset by lower non-cash compensation charges recorded during the three months ended September 30, 1997 (approximately $89,000) as compared to September 30, 1996 (approximately $369,000). The non-cash compensation charges during this three month period result primarily from the above referenced grant of stock options to the CEO. See "Liquidity and Capital Resources of the Company."

        The Company's operating expenses before the non-cash compensation charges and the gain on the sale of the mobile MRI unit increased approximately $365,000, which is attributable to the start-up expenses incurred in establishing the Meadowlands MRI facility, as well as additional employee costs and consulting and marketing fees relating to the increased number of procedures being performed at the Company's facilities.

        During the three months ended September 30, 1997, as a corporate general partner the Company recorded $27,285 of losses attributable to the limited partnership interest in the Philadelphia MRI facility in excess of the limited partners' capital accounts. In addition, because the Company is the only member in the related limited liability company obligated to fund working capital for the Meadowlands MRI facility, the Company recorded $104,495 of losses attributable to the other member's interest in such facility in excess of the other member's capital account.

        The operating results for the three months ended September 30, 1996 were substantially affected by the Philadelphia MRI facility which incurred a loss of $66,722, which loss increased to $68,213 for the three months ended September 30, 1997. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate by the end of fiscal 1997. However, there can be no assurance that these negotiations will be successfully concluded. In addition, the operating results for the three months ended September 30, 1997 were adversely effected by decreasing margins at the Company's Brooklyn MRI facility resulting from local competitive pressures, as well as the funding of the expenses associated with the Meadowlands MRI facility during its start-up phase.


Liquidity and Capital Resources of the Company

        As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and agreed to seek to locate business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provided for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1999, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement (the "Acquisition"). In connection with the issuance of the Biltmore Options, the Company recorded a non-cash compensation charge of $685,800 which was amortized over the initial one year term of the consulting agreement.

        As of February 1, 1996, the Company amended its employment agreement with its CEO. Pursuant to such amendment, the agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such extension, the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, stock options that the CEO held to purchase an aggregate of 270,000 shares of Common Stock at exercise prices ranging from $1.50 to $5.00 per share (the "CEO Old Options") were terminated and the Company granted the CEO options, exercisable until February 1, 2001, to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which was amortized over the twenty one months ended October 31, 1997. Upon execution of such amendment, the CEO received from the Company a restricted stock award of 250,000 shares (the "Restricted Shares") of Common Stock (the "CEO Award"). The restrictions related to the CEO Award lapse upon consummation by the Company of an Acquisition. In January 1997, the Company extended the required consummation date of the Acquisition from January 30, 1997 to January 30, 1998 (subject to stockholder ratification and approval of such extension, which the Company is soliciting at its 1997 Annual Meeting of Stockholders) and the expiration date of the CEO's employment agreement from October 22, 1997 to October 22, 1998. In November 1997, the Company further extended the required consummation date of an Acquisition to January 30, 1999 (subject to stockholder ratification and approval of such extension, which the Company is soliciting at its 1997 Annual Meeting of Stockholders). In connection with the issuance of the Restricted Shares, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the initial twelve month contingency period ended January 30, 1997. To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1999 (assuming stockholder ratification and approval of such extension), the CEO Award will be forfeited and the previously recorded non-cash compensation charge will be reversed.

        As of September 30, 1997, the Company had a cash balance of $369,738, current assets of $5,336,865 and working capital of $2,254,390. Cash flows provided by operating activities were $753,546 for the nine months ended September 30, 1997, which consisted primarily of depreciation and amortization of $1,085,798, amortization of non-cash compensation of $370,376, an increase in the allowance for doubtful accounts receivable of $431,000 and minority interests in joint ventures of $331,140. Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $923,548 due to an increase in the number of procedures being performed, repayments by licensees on advances of $130,403 and a decrease in accounts payable and accrued expenses of $74,404.

        Cash flows provided by investing activities were $466,867, relating to proceeds received from the sale of marketable securities offset by capital expenditures.

        Cash flows used in financing activities were $1,024,554, which consisted primarily of payments on capital lease obligations of $1,004,073, payments against obligations related to restructured operations of $336,383 and distributions to limited partners of joint ventures of $316,941, partially offset by borrowings of $400,000 under the revolving line of credit, proceeds of $105,000 from the sale of one of the Company's mobile MRI units to an unaffiliated third party and proceeds of $127,843 from the subleases related to restructured operations.

        The Company's Philadelphia MRI facility, which has been operating since November 1992, continues to operate at a loss. However, such losses have substantially decreased during the nine months ended September 30, 1997. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of September 30, 1997, the amount of such working capital loans was approximately $2,479,000 (of which approximately $366,000, inclusive of an intercompany interest charge of approximately $167,000, was loaned in 1997). The Company cannot at this time determine when, or if, these loans will be repaid. The Company is in the process of negotiating the purchase of the present limited partners interests in this joint venture which it expects to consummate before year end. However, there can be no assurance that these negotiations will be successfully concluded.

        As noted above, the competitive environment in which the Brooklyn MRI facility operates has adversely affected its operating results. In connection with the Company's review of the viability of this facility, the Company is actively considering the sale or lease of this facility. However, there can be no assurance that such a sale or lease will be consummated.

        On May 8, 1997, the Company sold one of its remaining two mobile MRI units to an unaffiliated third party for $105,000. The sale enabled the Company to eliminate the overhead costs associated with the operation of this mobile MRI unit, thereby resulting in cash savings.

        In November 1996, the Company formed a limited liability company, of which it owns sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center. The site commenced operations on May 8, 1997. The Company expects that the initial costs to be incurred in establishing the facility will range between $750,000 and $900,000. These amounts will be in the form of working capital loans by the Company to the joint venture. As of September 30, 1997 the amount of such working capital loans was approximately $729,000. The Company is in the process of negotiating the restructuring of this joint venture which, if successful, will result in the Company owning 100% of the venture. However, there can be no assurance that these negotiations will be successfully concluded. The Company believes that this facility's start-up phase will last nine to twelve months, although there can be no assurance that it will not be a longer period.

        The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and the execution of capital leases, proceeds received from the Company's initial public offering in November 1991 and sale of the Series C Preferred Stock in February 1996, and the offering and exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity.
Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through a former significant stockholder, DVI Financial Services, Inc. ("DFS"). The Company believes it will continue to be able to obtain financing from DFS as well as other financing sources for its future equipment needs although no assurance can be given.

        Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit ("DVIBC"), an affiliate of DFS, to provide a secured revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by DVIBC. Borrowings under the credit facility bear interest at three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are secured by a first security interest in all eligible accounts receivable, other than those of DFS. Borrowings under this facility will be used for working capital. The line of credit does not constrict the Company's borrowing ability as it relates to the acquisition of new equipment from DFS. As of September 30, 1997, $400,000 was outstanding under this credit facility.

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


Item 6.        Exhibits and Reports on Form 8-K

   (a)         Exhibit 27 - Financial Data Schedule.

   (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1997.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       HEALTHCARE IMAGING SERVICES, INC.

                                                 (Registrant)





                                                  /s/ ELLIOTT H. VERNON
DATE: November 13, 1997                           Elliott H. Vernon,
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)








DATE: November 13, 1997                           /s/ SCOTT P. MCGRORY
                                                  Scott P. McGrory,
                                                  Vice President - Controller
                                                  (Principal Financial and
                                                  Accounting Officer)

                               HEALTHCARE IMAGING SERVICES, INC.

       Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997

                                       INDEX TO EXHIBITS




EXHIBIT                                                             PAGE


27             Financial Data Schedule