Form 10-K
period 1997-12-31
HEALTHCARE IMAGING SERVICES INC
filed 1998-03-31
CIK 878230

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

                                                   Commission
For the fiscal year ended December 31, 1997        File Number: 000-19636

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
(Address of principal executive offices)             (Zip Code)
       Registrant's telephone number, including area code: (732) 224-9292 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                --

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the last reported sale price of the Common Stock on March 27, 1998 was approximately 9,802,000. As of March 27, 1998 there were 10,386,474 shares of Common Stock outstanding.

                       HEALTHCARE IMAGING SERVICES, INC.

                        1997 Annual Report on Form 10-K

                               TABLE OF CONTENTS
                               -----------------

                                                                                              Page
                                                                                              ----
                                                      PART I

Item 1.       Business                                                                          3
Item 2.       Properties                                                                       18
Item 3.       Legal Proceedings                                                                19
Item 4.       Submission of Matters to a Vote of Security Holders                              19

                                                      PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters                                                    21
Item 6.       Selected Financial Data                                                          22
Item 7.       Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                                            23
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                       31
Item 8.       Financial Statements and Supplementary Data                                      31
Item 9.       Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                                            32

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant                              33
Item 11.       Executive Compensation                                                          36
Item 12.       Security Ownership of Certain Beneficial Owners
                  and Management                                                               42
Item 13.       Certain Relationships and Related Transactions                                  45

                                                      PART IV

Item 14.      Exhibits, Financial Statements, Financial Statement
                Schedules, and Reports on Form 8-K                                             49

              Signatures                                                                       56

                                                     2

                                     PART I

ITEM 1.  BUSINESS
-----------------

Introduction
------------

         Since its formation in 1991, HealthCare Imaging Services, Inc. and its subsidiaries (the "Company") have been principally engaged in the business of establishing and operating fixed-site magnetic resonance imaging ("MRI") centers. MRI involves the utilization of high strength magnetic fields and applied radio waves to provide cross sectional images of the anatomy. MRI has become a preferred diagnostic tool of the medical profession because its images are generally better defined and more precise than those produced by other diagnostic imaging tests, without the use of harmful ionizing radiation. As of December 31, 1997, the Company operated seven fixed-site MRI centers, including one multi-modality fixed-site facility providing MRI, computerized axial tomography ("CAT"), bone densitometry, mammography, ultrasound and x-ray/ fluoroscopy services. See "The Company and its Facilities."

         As the Company previously announced on March 2, 1998, it has decided to expand its strategic focus into the area of physician practice management.
To that end, the Company has entered into two letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a management services organization formed and owned by Pavonia Medical Associates, P.A. ("Pavonia") and Liberty Health Care Systems, Inc. ("Liberty") of Jersey City, New Jersey. Pavonia, one of the largest independent, multi-specialty practices in New Jersey, is comprised of over 60 physicians serving over 75,000 patients in 6 locations in New Jersey.
In consideration for this acquisition, the letters of intent provide, among other things, that the Company would pay and/or issue to Pavonia and Liberty, in the aggregate, (i) $7.0 million in cash, (ii) 5.5 million shares of the Company's common stock (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) $5.0 million of convertible redeemable preferred stock of the Company. The preferred stock would be redeemable by the Company at any time and would be convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the common stock. The letters of intent also provide that JIHP would enter into a non-cancelable (subject to certain limited exceptions) management services agreement with Pavonia, pursuant to which JIHP would provide all non-medical management services to Pavonia and, in exchange therefore, would be entitled to an annual management fee equal to the greater of
(x) 10% of the annual gross revenues of Pavonia and (y) $2.0 million per annum. The consummation of the transactions is subject to several material conditions including among others, the receipt of necessary financing, the approval of the Company's stockholders, the negotiation of definitive documentation, the absence of material adverse changes and the satisfactory completion of due diligence. Although, there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate it within the next several months.

         In furtherance of its objective of establishing physician practice management operations in New York and New Jersey, the Company is actively negotiating with several primary care and multi-specialty physician practices, as well as the faculty practices of several hospitals. The Company has not entered into any definitive acquisition agreement or administrative service agreement with respect to its physician practice management operations, although it expects to do so within the next several months.

         One of the Company's seven fixed-site MRI centers is an MRI facility located in Brooklyn, New York (the "Brooklyn Facility") which was acquired by the Company in October 1991 and which had been operating (through New York MR Associates, a predecessor entity) since 1986. The Company also operates (i) a fixed-site MRI facility, with x-ray, in Edgewater, New Jersey (the "Edgewater Facility") (which commenced operations in July 1991 and was operated as a joint venture prior to July 1, 1994 when such venture was restructured), (ii) a multi-modality fixed-site facility in Ocean Township, New Jersey ("the "Ocean Township Facility") providing MRI, CAT, bone densitometry, mammography, ultrasound and x-ray/fluoroscopy services (which commenced MRI services in December 1993) and (iii) a fixed-site MRI facility, with ultrasound, in New York City, New York (the "New York City Facility") (which was acquired by the Company in November 1997 and which had been operating since February 1991.
See "The Company and its Facilities." The other three fixed-site MRI facilities are joint ventures in which the Company is the general partner. These joint ventures operate fixed-site MRI facilities in Wayne, New Jersey (the "Wayne Facility") (which commenced operations in April 1992), Philadelphia, Pennsylvania (the "Philadelphia Facility") (which commenced operations in November 1992) and Secaucus, New Jersey (the "Secaucus Facility") (which commenced operation in May 1997). See "The Company and its Facilities." The Company subleases its fixed-site MRI facility located in Catonsville, Maryland. The Company also owns one specially designed mobile MRI unit (through May 1997 the Company owned two mobile MRI units, of which one was sold in June 1997). See "Mobile MRI Division."

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

         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the health care field. Among other things, the trend in the industry towards managed care and Health Maintenance Organizations ("HMOs") business has resulted in lower reimbursement rates for the medical procedures performed and an increased demand for lower health care costs. The Company is addressing this trend by actively pursuing managed care opportunities and is continuing to assess the health care industry within which the Company participates in order to adapt to the changing marketplace.

MRI Technology
--------------

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

         MRI does not use ionizing radiation to provide images. Therefore, it has been recognized as a safer modality than CAT scans or conventional x-ray studies. MRI has proven to be superior to other diagnostic imaging procedures by providing superior contrast resolution between normal/abnormal structures and the ability to discern disease in the brain, such as multiple sclerosis. MRI is also the modality of choice for lesions and tumors in the central nervous system, as well as for orthopedic applications such as tears of structures in the joints.

         Originally, MRI was used solely for brain, spine and orthopedic imaging. Now there are both approved and experimental MRI methods which are able to monitor brain activity. Magnetic resonance spectroscopic imaging ("MSRI") displays brain cells based on the different chemicals they contain. By utilizing this procedure, physicians will become more knowledgeable of abnormalities such as epilepsy, AIDS, brain tumors and Alzheimer and their affects on the brain. Neurodegenerative diseases such as Alzheimers are diagnosed by examining the composition of the brain cells and neurons.

         As MRI progresses into the next decade of enhancements, manufacturers have invested their research efforts into the applications of magnetic resonance angiography ("MRA"). MRA involves the acquisition of pulse sequences and computer manipulation of data to compile images which may be viewed on x-ray film or a monitor and permit complete visualization of anatomy in a 360-degree plan of rotation. The anatomy which is demonstrated is the vascular structures of the central nervous system and displays the blood flow, or abnormalities, of the region. Researchers have found that MRAs have the potential to reduce the cost of bypass surgery in the legs by cutting down the length of inpatient hospital stays, and in some cases, it can replace the conventional angiography.

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

         A combination of new fast scan capabilities and improved imaging contrast agents have been developed to be used in connection with MRI to diagnose liver metastases, pelvic diseases and certain vascular abnormalities. These applications are expected to become cost-effective alternatives to certain exploratory surgical procedures.

         According to some researchers, MRI is becoming the modality of choice for gynecologic imaging purposes. Ultrasound is often the prescribed imaging tool because it is less expensive. MRI can more precisely discover gynecological disorders such as the location of recurring endometriosis. If ultrasound imaging of the pelvis is found to be indeterminate, the patient will undergo diagnostic laparoscopy, which can cost up to four times the amount of an MRI.

         Manufacturers of MRI systems have identified the need to improve the quality of the information acquired by the system. This is done with the use of "surface coils," which act as an antenna to the MRI system. New technology has introduced quadrature surface coils, which provide a minimum of four times the signal produced by the system. The advantage of these coils is better image quality, faster scan times and better information available to the radiologist for interpretation.

         Over the next several years, it is expected that new imaging techniques and configurations of MRI systems will surface. Breast imaging for implants and carcinomas is currently under investigation and will soon become a forerunner in state of the art diagnostic tools for patients. MRA protocols and research continues to progress in cardiac and abdominal areas as well as peripheral (extremity) arterial and venus acquisitions. Manufacturers have determined the need for mid-field imaging systems as well as the specialty systems for large and claustrophobic patients, therefore, all major manufacturers of MRI systems are now in the process of providing "open" MRI units. Manufacturers have been working on other surface coils, such as phased array coils and intracavitary coils, to provide higher quality scans with better diagnostic capabilities in the future.

         The Company plans to continue to provide the medical community with state of the art technology. Currently, three of the Company's MRI systems have been upgraded to include FSE, allowing faster scan times with improved imaging, as well as the improvement of throughput at the facilities using such systems. Likewise, these systems have been upgraded to include the surface coils (quadrature) needed to provide superior image quality.

         Also, the Company, keeping with its plan to provide the community with state of the art equipment, has installed a new Hitachi Airis MRI unit at its Ocean Township Facility. The advanced Open Air MRI is completely open to eliminate patient claustrophobia. This magnet is six times stronger than most other open-air-type MRIs, resulting in greater image detail, equal to that of tunnel-type units. In addition, the Company has accepted delivery of, and is presently installing, a new Hitachi Airis at its Edgewater Facility, which installation will be completed in April 1998.

The Company and its Facilities
------------------------------

         The Company provides various management services, including billing and collection services, clerical and bookkeeping services and all non-physician personnel services, including trained MRI radiological technologists, to its Medical Lessees.

         The Company's longest operating facility is the Brooklyn Facility. The Company leases its Brooklyn premises from DMR Associates, L.P., a limited partnership ("DMR"), and the MRI equipment at such facility from DVI Financial Services, Inc. ("DFS"), a former significant stockholder of the Company. DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates") and DFS, as a limited partner. MR Associates is in turn owned by the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and another director of the Company. Pursuant to an arrangement with Kings Medical Diagnostic Imaging, P.C. ("Kings Medical"), one of the Company's Medical Lessees, the Company subleases the premises and the necessary MRI equipment to Kings Medical. In return, Kings Medical pays the Company monthly lease payments for the use of the facility and equipment, a flat fee per patient scan and an administrative charge.

         The Company also operates fixed-site MRI facilities in Edgewater and Wayne, New Jersey, Philadelphia, Pennsylvania and a multi-modality fixed-site facility in Ocean Township, New Jersey. The Edgewater Facility commenced operations in July 1991, the Wayne Facility commenced operations in April 1992, the Philadelphia Facility commenced operations in November 1992 and the Ocean Township Facility commenced operations in December 1993. The Ocean Township Facility and the Edgewater Facility (which was operated as a joint venture prior to July 1, 1994 when such venture was restructured) are wholly-owned by the Company. Each of the Wayne, Secaucus and Philadelphia facilities are joint ventures and therefore are structured similarly. In each joint venture, a wholly-owned subsidiary of the Company has formed a partnership with certain individual medical professionals and other individuals (the "Medical Group"). Between 51% and 60% of each of the partnerships is owned by one of the Company's subsidiaries, which is the general partner, and the remainder is owned by the Medical Group, which is the limited partner. The Company has entered into equipment leases for the MRI units and related medical equipment and has subleased such equipment to each partnership. Each partnership makes the MRI equipment available to the health care providers who utilize its facility in exchange for a per scan use charge plus an administrative fee for the provision of the MRI equipment and associated support services, comparable to the support services provided at the Brooklyn, New York City, Edgewater and Ocean Township facilities. In addition, in order to provide the necessary non-medical support services to the health care providers who utilize its facility, each partnership has entered into a management services arrangement with the Company pursuant to which the Company provides all non-medical services and personnel necessary to support the provision of the MRI services at the facility in exchange for an administrative support fee.

         On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff. This professional corporation operates a fixed-site MRI facility, with ultrasound, located at 45 Beekman Street in New York City (New York City Facility). The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of one million (1,000,000) shares of Common Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company anticipates, based on the historic utilization rate of the facility, this acquisition will be immediately accretive to earnings. In connection with the acquisition, the Company also entered into a consulting services agreement which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is also the Medical Director of the Company and the supervising radiologist at two of the Company's other MRI facilities. See "Item 13. Certain Relationships and Related Transactions."

         In November 1996, the Company formed a limited liability company, of which it owns sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to the Meadowlands Hospital Medical Center (Secaucus Facility). The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. The operating results of the Company for the year ended December 31, 1997 were adversely affected by this facility which incurred a loss of $383,195. In addition, as of December 31, 1997, the Company made working capital loans to the joint venture of approximately $941,000 inclusive of management fees and intercompany interest. Based upon losses sustained and due to the expectation of continuing losses, the Company has decided to sell the mobile MRI unit and cease its MRI services at the Secaucus Facility. The Company has entered into an agreement for the sale of the mobile MRI unit to an unaffiliated third party and entered into an agreement, effective December 31, 1997, to purchase 40% of this joint venture which resulted in the Company owning 100% of the venture as of January 1, 1998. No loss is anticipated in connection with the sale and cessation of operations and termination of the joint venture.

Mobile MRI Division
-------------------

         The Company entered into an arrangement, effective September 1, 1994 until July 1996, pursuant to which it operated solely as a sublessor of its four (4) mobile MRI units rather than as an operator of such equipment. Mark R. Vernon, the brother of the CEO, and the Vice President, Director of Operations of the Company since April 1997, is the President and a significant stockholder of such sublessee of the Company's mobile MRI equipment. The other stockholders of the sublessee include certain former customers of the Company. The Company decided to enter into this restructuring arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the restructuring of its mobile MRI operations, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,375,000.

         In December 1995, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, the Company repossessed and sold one of its mobile MRI units for $625,000. In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three (3) mobile MRI units from the sublessee as a result of the failure of the sublessee and its customers to satisfy their obligations thereunder to the Company. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. The Company soon after returned the three (3) mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three (3) mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company.

         In August 1996, the Company sold one of the Company's mobile MRI units. There was no gain or loss resulting from such disposition.

         The Company has entered into an agreement with certain other creditors of the sublessee in respect to the collection of the sublessee's accounts receivable. At December 31, 1997 the Company re-evaluated its future obligations relating to its restructured mobile MRI division and concluded that the remaining reserve at December 31, 1997 is adequate.

Philadelphia Facility
---------------------

         The Company's Philadelphia Facility, which has been operating since November 1992, continues to operate at a loss. The overall operating results of the Company were affected during the years ended December 31, 1997 and 1996 due to the operational results of the Philadelphia Facility which incurred losses of $175,247 and $374,969, respectively. In addition, in order to support the operations of this facility, the Company has made, and continues to make, working capital loans to this facility. As of December 31, 1997, the amount of the working capital loans made to this joint venture was approximately $2,550,000 (of which approximately $437,000 was loaned during 1997) inclusive of management fees and intercompany interest. In order to become profitable, this facility must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when or if these working capital loans will be repaid. The Company has expanded advertising and marketing efforts on behalf of the Philadelphia Facility which has resulted in a significantly reduced loss for the year ended December 31, 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the interest in the Philadelphia facility not currently owned by it (ie. the limited partners interest) and it expects to consummate such purchase by the end of fiscal 1998. However, there can be no assurance as to the timing or consummation of this purchase or as to the timing or magnitude of a restructuring charge, if any, relating to the Philadelphia Facility.

Relationship with Certain Medical Lessees
-----------------------------------------

         As previously noted, the Company generally leases its MRI equipment (directly or through joint ventures) to Medical Lessees primarily located in New York, New Jersey and Pennsylvania who, in turn, make the equipment available to their patients and other health care providers (including individual physicians, physicians' groups and other health care providers consisting of managed care organizations, labor unions and self-funded corporations) with whom they or the Company have relationships. For the year ended December 31, 1997, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Rittenhouse Square Imaging Associates, L.P.; and Kings Medical Diagnostic Imaging, P.C.) which accounted for approximately 30%, 18%, 17%, 15% and 12% of total revenues, respectively. For the year ended December 31, 1996, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Edgewater Diagnostic Imaging, P.A.; Kings Medical Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) which accounted for approximately 30%, 21%, 19%, 18% and 12% of total revenues, respectively. For the year ended December 31, 1995, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Kings Medical Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) which accounted for approximately 29%, 21%, 20%, 13% and 12% of total revenues, respectively. To the extent the Company were to lose any of its existing Medical Lessees, its revenues and operations would not be materially affected because the Company believes it will be readily able to replace such Medical Lessees.

         Many health care providers do not own MRI equipment because of insufficient patient volume to justify the costs associated with the acquisition and operation of an MRI unit, as well as the strict regulatory environment and management and marketing considerations. Depending upon features and options selected, an MRI unit costs between approximately $800,000 and $1.6 million. Many health care providers cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a health care provider with sufficient patient volume and resources to purchase an in-house MRI unit may still contract for the use of the Company's services. Among the reasons for such use of the Company's MRI units are: avoidance of the risk of technological obsolescence of the equipment; elimination of the need to recruit and employ qualified technicians; establishment of a patient base before an in-house unit is installed; provision of additional coverage when patient demand exceeds in-house capacity; lack of a suitable interior location; changes in Medicare reimbursement systems resulting in declining profit margins for many hospitals and other health care providers, thereby reducing capital available to purchase new and expensive equipment; and lessening the risks of medical malpractice suits by utilizing state of the art medical technology and related services.

Managed Care
------------

         As managed care continues to take a stronger foothold in the New York Tri-State region, the diagnostic radiology business has had to cope with changes brought on by radical reforms in the health care industry. The continuing consolidation of health care services and the growing number of partnerships between hospitals and physicians will continue to be the trend over the next few years. Managed care organizations, which mostly reimburse on a discounted fee-for-service basis, continue to move toward capitation for all radiology services.

         To date, the Company has contracted with more than 135 managed care payors and continues to actively pursue managed care contracts with HMOs, preferred provider organizations and networks ("PPOs" and "PPNs"), third-party administrators ("TPAs"), labor unions and self-insured companies.

       The Company recently secured its first capitated contract with Aetna U.S. Healthcare for its Ocean Township Facility. The opening of the Women's Center at the facility and the addition of its new modalities, including CAT, mammography, ultrasound, x-ray/fluoroscopy and bone densitometry, enabled the facility to obtain this contract since it now is a multi-modality site. Aetna U.S. Healthcare currently has more than 40,000 lives in Monmouth County, New Jersey through its various HMO, point-of-service ("POS") and worker's compensation managed care products. By February 1998, less than two months after securing this contract, 39 provider groups had selected the facility as their capitated radiology facility, representing 15,349 capitated lives in Monmouth County or more than one-third of the total of Aetna U.S Healthcare capitated lives in the county. The Company plans to obtain additional capitated contracts in the near future for all of its facilities.

         Nearly thirty-percent (30%) of the Company's gross revenues for 1997 were derived from its managed care business and this number is expected to exceed thirty-five (35%) by the end of 1998.

Marketing/Sales
---------------

         As of December 31, 1997, the Company employed one full-time marketing and managed care executive, one full-time assistant director of marketing, four full-time sales representatives and two part-time sales representatives. The Company has also employed other part-time marketing representatives from time to time. These personnel identify and contact health care providers, managed care organizations and corporate subscribers which may require the Company's services. In addition, the Company had entered into excess capacity arrangements whereby the Company provides the use of its Brooklyn Facility and all ancillary services during "off-hours" to two licensees. These arrangements were terminated during fiscal 1997. The Company recognized revenue on a fixed fee per procedure basis from these licensees. (See Note 11 to the accompanying financial statements.)

         A significant resource for the Company has been existing customer referrals. Based on historical data, there are over 9,000 physicians who have referred patients to the Company's seven facilities. A significant amount of these referrals have been generated through the efforts of the Company's sales and marketing representatives, who directly call on both existing referring physicians and potential referrers. The Company also employs consumer advertising, such as local radio spots and print ads, as a marketing tool to attract not only physicians, but the patient population as well.

Competition
-----------

         The health care industry in general, and the market for advanced diagnostic imaging services in particular, are highly competitive. In addition to direct competition from other MRI providers, the Company must compete with larger health care providers as well as hospitals, private clinics and radiology practices that own MRI units or other diagnostic imaging equipment and with equipment manufacturers which sell equipment to health care providers for in-house installation.

         A number of competitors operate fixed-site MRI units in New York, New Jersey and Pennsylvania, the Company's service areas. Moreover, certain of these competitors have substantially greater financial resources than those of the Company, which may give them advantages in negotiating equipment acquisitions, advertising and responding quickly to new demand. The Company believes that it competes effectively against other fixed-site providers based on the reputation of the Company and the physicians with whom the Company has relationships, the location of the Company's facilities, the state of the art equipment the Company uses, and the ability of the Company to quickly respond to demand.

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

Equipment
---------

         The MRI equipment currently operated by the Company is located in fixed-site facilities, with the exception of the mobile MRI unit being utilized at the Secaucus Facility. All of the diagnostic imaging equipment utilized by the Company is technologically sophisticated and complex, requires regular maintenance and is subject to unpredictable malfunctions and breakdowns. The Company contracts with MRI equipment manufacturers for comprehensive maintenance programs for its MRI units to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). On most equipment, the maintenance contract provides that such repairs will be performed during regular operating hours. Although the maintenance contracts provide for inspections and maintenance of the equipment on a fixed-fee basis, equipment servicing adversely affects revenue generation by reducing the number of regular operating hours the equipment is available for use. Additionally, MRI equipment is generally warranted by the equipment manufacturer for a specified period of time, usually one year from the date of purchase, during which the Company receives uptime guarantees (a guarantee that the equipment will function for a specified percentage of scheduled use hours) from the manufacturer of the MRI units. However, these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime, scheduled maintenance and software update (upgrading of the computer program which aids the generation of the scanned image). The Company also carries business interruption insurance which provides for $750,000 of coverage for each fixed-site facility, after 5 days of downtime, to help protect itself from unexpected long-term equipment failures.

Reimbursement
-------------

         Many of the Company's customers are health care providers that are subject to extensive federal and state legislation and regulation relating to the reimbursement and control of health care costs. As a result of federal cost-containment legislation currently in effect, hospital inpatients covered by Medicare are classified into diagnostic related groups ("DRGs") in accordance with the patient's diagnosis, and reimbursement is limited to predetermined amounts assigned to particular DRGs based upon the diagnosis of the ailment of a patient. Generally, free-standing MRI centers that provide services for hospital in-patients must look to the referring hospital for payment, which the hospital must take out of its DRG reimbursement. For out-patients who are not admitted to a hospital, the Medicare approved reimbursement for single

MRI scans generally range between $482 and $1,212, depending on the type of scan performed. Revenues associated with Medicare claims accounted for less than 8% of the Company's revenues for the year ended December 31, 1997. Because Medicare reimbursement for MRI services is limited, it does not necessarily cover all of the costs of the medical services provided. Therefore, the physicians who provide professional services at the Company's MRI centers may be prevented, to the extent they rely on Medicare reimbursement, from using an MRI profitably after they pay use fees to the Company and other expenses of operations. However, Medicare billings currently are not a material component of the Company's revenues.

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

Licensing and Certification Law
-------------------------------

         All states in which the Company currently operates or may operate have laws that may require a licensing of facilities, personnel, standards of testing, CON and other required certificates for certain types of health care facilities and major medical equipment, such as an outpatient diagnostic imaging center using MRI or other imaging equipment. At the present time, the licencing and certification laws of the states of New Jersey, New York and Maryland pertain to the Company's operations. Effective December 1996, the CON requirements in the State of Pennsylvania expired, and to date no new CON requirements have been implemented, but there can be no assurance that new rules or regulations will not be enacted which may affect or restrict the Company's operations in Pennsylvania, as well as affect expansion plans in Pennsylvania, if any.

         Although the licensing and certification laws programs vary from state to state, generally such programs require state approval before acquiring and operating major medical equipment or establishing new inpatient services, but various exceptions apply. In New York, for example, the acquisition of MRI equipment to be placed outside of a hospital or other licensed healthcare facility which is leased and operated by an independent physician or group of physicians does not require a CON. Where a CON is required, approval of the acquisition of MRI equipment may be tied to the satisfaction of various criteria relative to costs, need for the services and quality of construction and operation. The licensure and certification requirements serve as a barrier to entry in certain states in which the Company operates and can increase the costs of and delays in certain expansions or renovations or the addition of health care services in the areas covered by such requirements.

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

         Although the Company believes that currently it has obtained all such necessary licenses and certifications, the failure to obtain a required license or certification, could have a material adverse effect on the Company's business. The Company believes that the provision of health care services will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and affect thereof nor the cost to the Company of compliance.

Corporate Practice of Medicine: Fee Splitting
---------------------------------------------

         The laws of many states, including the states in which the Company operates, prohibit business corporations, such as the Company, from exercising control over the medical judgements or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state. These laws are enforced by both the courts and regulatory authorities. The Company's strategy is to acquire certain assets and assume certain liabilities of, and to enter into service agreements with, affiliated physicians and other health care practitioners. Pursuant to service agreements the Company will provide management, administrative, technical and other non-medical services to the affiliated practitioners in exchange for a fee. The Company intends to structure its relationships with the affiliated practitioners (including the purchase of assets and the provision of services under the service agreements) to keep the Company from engaging in the unlicensed practice of medicine or exercising control over the medical judgements or decisions of the affiliated practitioners. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the unlicensed corporate practice of medicine in such states or that the payment of service fees to the Company by the affiliated practitioners under the service agreements constitutes fee-splitting or unlicensed corporate practice of medicine. If such a claim were successfully asserted, the Company (and affiliated practitioners) could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results could have a material adverse effect on the Company's business, financial condition and results of operations.

Anti-Kickback Statute under Federal Medicare Program
----------------------------------------------------

         The federal Anti-Kickback Statute, which is included in the Social Security Act, prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violations of the Anti-Kickback Statute, which is a criminal statute, are punishable by fines and/or imprisonment. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, persons convicted of violating the Anti-Kickback Statute may be excluded from the Medicare or Medicaid programs. Scrutiny by the federal government of possible unlawful arrangements between health care providers and referral sources extends to indirect payments which have the potential of inducing patient referrals, such as situations in which physicians hold investment interests in companies which benefit from their Medicare referrals.

         Beginning in 1991, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") has published safe harbor regulations that specify the conditions under which certain types of financial relationships, including investment interests in public companies, management and personal service contracts and leases of space and equipment, will be protected from criminal or civil sanctions under the Anti-Kickback Statute if the standards set forth in the regulations are strictly followed. Although the Company believes that the financial arrangements involved in the operation of its healthcare centers qualify for protection under the applicable safe harbor protections, these regulations have been thus far relatively untested in practice. The OIG has stated that failure to satisfy the conditions of an applicable safe harbor does not necessarily indicate that the arrangement violates the Anti- Kickback Statute, but such arrangements are not among those that the safe harbor regulations protect from criminal and civil sanctions. Due to the broad and sometimes vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Anti-Kickback Statute. Further, there can be no assurance that new laws or regulations will not be enacted or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities which might adversely affect the Company's business.

Stark Law
---------

         Sections of the Omnibus Budget Reconciliation Act of 1989 ("Stark I") and the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), as amended, prohibits physicians (including medical doctors, osteopaths, dentists, chiropractors and podiatrists) from referring their patients for the provision of "designated health services" (including diagnostic imaging, clinical lab, physical therapy and other services) to an entity with which such physician (or an immediate family member) has a financial relationship. Stark I and Stark II (collectively the "Stark Law") also prohibit the provider entity from presenting or causing to be presented a claim or bill to any individual, third-party payor, or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by the Company or an affiliate medical practice could result in significant civil penalties, which may include exclusion or suspension of the physician or provider entity from future participation in the Medicare and Medicaid programs and substantial fines.

         The Stark Law provides exceptions from its prohibitions for referrals which include certain types of referrals within a qualifying group medical practice, employment relationships and certain personal services and leasing arrangements and certain other contractual relationships. The Company has reviewed the effects of the Stark Law and believes that it complies in all material respects with the applicable provisions of the Stark Law, although because of the broad and sometimes vague nature of this law and the final and proposed interpreting regulations, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Stark Law.

False Claims Act
----------------

         Several federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to obtain governmental approval or payment for a false claim. Under the False Claims Act, civil damages may include a penalty of up to three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by individuals on behalf of the government (known as qui tam suit) and such private citizens could receive up to thirty percent of the recovery. The Company carefully monitors its submissions for reimbursement on behalf of the Company and its affiliated health care providers to assure that they are not false or fraudulent and believes that it is not in violation of the False Claims Act, but there is no assurance that such activities will not be challenged by governmental authorities or private parties resulting in a false claim action.

State Laws
----------

         Many states, including some where the Company operates, have laws that prohibit certain direct and indirect payments made by health care providers that are designed to induce referrals. Further, some states expressly prohibit referrals by physicians to entities in which such physicians have a financial interest. Sanctions for violating the state statutes may include loss of licensure for the physicians and civil and criminal penalties assessed against both the referral source and the recipient provider. The Company continues to review all aspects of its operations, and where appropriate has insured that physicians do not have investment interests in its operations.

         The Company believes that it complies in all material respects with all applicable provisions of the Anti-Kickback Statute, the Stark Law and applicable state laws governing fraud and abuse as well as licensing and certification, although because of the broad and sometime vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company.

Insurance Laws & Regulations
----------------------------

         Certain states have enacted statutes or adopted regulations ("Laws") affecting risk assumption in the health care industry, including Laws that subject any physician or physician network engaged in risk-based contracting to applicable insurance Laws, which may include, among other things, Laws providing for minimum capital requirements and other safety and soundness requirements. Failure to comply with these Laws could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, implementation of additional regulations or compliance requirements could result in substantial costs to the Company. The inability to enter into capitated or other risk-sharing arrangements or the cost of complying with certain applicable Laws that would permit expansion of the Company's risk-based contracting activities could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees
---------

         As of December 31, 1997, the Company had 71 full-time employees, including 15 trained diagnostic imaging technologists, 1 marketing and managed care executive, 4 sales representatives, and 51 administrative and clerical personnel. None of the Company's employees are represented by labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

         The Company leases space for its fixed-site MRI center of approximately 5,000 square feet in Brooklyn, New York from DMR. In addition, the Company leases space for its fixed-site MRI center of approximately 4,000 square feet in New York City, New York. The Company leases its corporate headquarters in Red Bank, New Jersey and leases a separate billing center in Ocean Township, New Jersey in the same building which contains the Ocean Township MRI center (approximately 7,400 and 9,200 square feet, respectively). In Edgewater, Wayne and Secaucus, New Jersey and Philadelphia, Pennsylvania the Company, through its joint ventures, lease space for these fixed-site facilities (approximately 2,000, 700, 2,000 and 4,500 square feet, respectively). Management believes that its corporate offices and its MRI facilities are suitable for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not involved in any pending legal proceedings which in the opinion of its management may have a material adverse effect on its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         a)                The Company's 1997 Annual Meeting of Stockholders was held on
                           December 18, 1997.

         b)                The following directors were elected for a one year term and until their successors are duly elected and qualified:

                                    1) Jerold L. Fisher
                                    2) Shawn A. Friedkin
                                    3) Mitchell Hymowitz
                                    4) Munr Kazmir, M.D.
                                    5) Dominic A. Polimeni
                                    6) Joseph J. Raymond
                                    7) Elliott H. Vernon

         (i)               Election of directors.  The following is a summary of the vote tabulation:
                           Jerold L. Fisher For: 7,123,759 votes (99.2%) Against: 55,800 votes,
                           Withheld: 0 votes and Abstentions: 0 votes, Shawn A. Friedkin For:
                           7,123,759 votes (99.2%) Against: 55,800 votes, Withheld: 0 votes and
                           Abstentions: 0 votes, Mitchell Hymowitz For: 7,123,759 votes (99.2%)
                           Against: 55,800 votes, Withheld: 0 votes and Abstentions: 0 votes, Munr
                           Kazmir, M.D. For: 7,123,759 votes (99.2%) Against: 55,800 votes,
                           Withheld: 0 votes and Abstentions: 0 votes, Dominic A. Polimeni For:
                           7,123,759 votes (99.2%) Against: 55,800 votes, Withheld: 0 votes and
                           Abstentions: 0 votes, Joseph J. Raymond For: 7,123,609 votes (99.2%)
                           Against: 55,950 votes, Withheld: 0 votes and Abstentions: 0 votes, Elliott
                           H. Vernon For: 7,123,759 votes (99.2%) Against: 55,800 votes, Withheld:
                           0 votes and Abstentions: 0 votes.

         Jerold L. Fisher and Mitchell Hymowitz resigned from the Board of
         Directors of the Company effective as of February 18, 1998, and Dominic
         A. Polimeni resigned from the Board of Directors of the Company effective
         February 17, 1998.

         c)                The following additional matters were voted upon at the Annual
                           Meeting:

         (i)               A restricted stock award to Elliott H. Vernon, the Company's
                           Chairman of the Board, President and Chief Executive Officer of
                           the Company was ratified and approved by the following vote:
                           For: 1,838,915 votes (25.6%) Against: 220,350 votes,





                           Withheld: 5,074,369 votes and Abstentions: 45,925 votes.

         (ii)              The HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan
                           was approved by the following vote: For: 2,022,215 votes (28.2%)
                           Against: 212,150 votes, Withheld: 4,919,169 votes and Abstentions:
                           26,025 votes.

         (iii)             The HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase
                           Plan was approved by the following vote: For:
                           1,805,165 votes (25.1%) Against: 144,900 votes,
                           Withheld: 5,205,969 votes and Abstentions: 23,525
                           votes.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

         The Company's Common Stock, par value $.01 per share (the "Common Stock"), is included in The Nasdaq National Market ("HISS").

         The following table sets forth the high and low sale prices for the Common Stock for the period from January 1, 1995 through March 27, 1998 based on transaction data as reported by The Nasdaq National Market.

                                                              High                       Low
                                                             -------                   ----------

         Year Ended December 31, 1996
         ----------------------------

         First Quarter                                        $ 2-3/8                    $ 1- 1/16
         Second Quarter                                       $ 2-5/8                    $ 1-11/16
         Third Quarter                                        $ 2-7/16                   $ 1-11/16
         Fourth Quarter                                       $ 2                        $     7/8

         Year Ended December 31, 1997
         -----------------------------

         First Quarter                                        $ 2-1/16                   $  15/16
         Second Quarter                                       $ 2                        $  1
         Third Quarter                                        $ 1-7/16                   $    3/4
         Fourth Quarter                                       $ 1-15/32                  $  25/32

         Year Ending December 31, 1998
         -----------------------------

         First Quarter (through March 27,
         1998)                                                $ 1-31/32                  $   31/32

         As of March 27, 1998, there were 76 holders of record of the Common Stock. The Company believes that there were approximately 870 beneficial holders of the Common Stock as of such date.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial information is provided for the Company and its predecessor entities.


                                                              Year ended December 31,
                                                              ----------------------
                                        1997              1996             1995            1994           1993
                                        ----              ----             ----            ----           ----
OPERATING DATA:
--------------

Revenues                                $10,247,940     $ 9,787,591       $ 9,249,284     $11,398,794    $13,235,567

(Loss) income before minority
interests and income taxes              $  (331,094)    $  (396,256)      $    33,227     $(5,769,180)   $    52,846

Net loss                                $  (804,305)    $  (861,796)      $  (118,430)    $(6,053,612)   $  (470,925)

Loss per common  share                  $     (0.13)    $     (0.18)      $     (0.03)    $     (1.35)   $     (0.12)

BALANCE SHEET DATA:
------------------

Working Capital                         $ 1,152,667     $ 2,943,313       $ 1,160,247     $   658,828    $ 2,731,742

Total assets                            $13,540,635     $10,566,732       $10,006,699     $13,800,753    $23,392,405

Long-term debt, reserves for
restructuring costs and capital lease
obligations                             $ 3,101,912     $ 2,717,216       $ 3,275,445     $ 4,778,306    $ 9,997,416

Stockholders' equity                    $ 5,412,898     $ 5,004,807       $ 3,222,876     $ 3,341,306    $ 6,900,169


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995. STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF
THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY STATEMENTS CONTAINED HEREIN WHICH ARE NOT HISTORICAL FACTS OR WHICH CONTAIN THE WORDS "EXPECT", "BELIEVE" OR "ANTICIPATE", SHALL BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISK THAT THE COMPANY MAY NOT BE ABLE TO IMPLEMENT ITS GROWTH STRATEGY IN THE INTENDED MANNER, THE AVAILABILITY OF ADEQUATE WORKING CAPITAL AND EQUIPMENT FINANCING, RISKS ASSOCIATED WITH COMPETITIVE PRESSURES AND RISKS AFFECTING THE COMPANY'S INDUSTRY SUCH AS INCREASED HEALTHCARE REGULATION AND THE EFFECTS OF GENERAL ECONOMIC CONDITIONS. IN ADDITION, THE COMPANY'S BUSINESS, OPERATIONS
AND FINANCIAL CONDITION ARE SUBJECT TO CERTAIN OTHER RISKS WHICH ARE DESCRIBED IN THE COMPANY'S OTHER REPORTS AND STATEMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

For the Year Ended December 31, 1997 vs. December 31, 1996
----------------------------------------------------------

         For the year ended December 31, 1997, revenues were $10,247,940 as compared to $9,787,591 for the year ended December 31, 1996, an increase of approximately $460,000. This increase was primarily due to increased revenues at certain of the Company's MRI facilities, as well as the commencement, through a joint venture, of fixed-site MRI services in May 1997 at the Secaucus Facility and the acquisition of the New York City Facility, a fixed-site MRI facility, with ultrasound, in November 1997.

         For the year ended December 31, 1997, operating expenses were $10,579,034 as compared to $10,183,847 for the year ended December 31, 1996, an increase of approximately $395,000. This increase was primarily due to (i) the start-up expenses incurred in establishing the Secaucus Facility (approximately $798,000), (ii) additional operating costs associated with the New York City Facility (approximately $107,000), (iii) increased consulting and marketing fees (approximately $420,000) arising from various consulting agreements entered into by the Company during fiscal 1997 deemed to be in its strategic interest, (iv) increased equipment operating lease expense (approximately $192,000) all of which were partially offset by, (v) a decrease in non-cash compensation charges recorded during the year ended December 31, 1997 (approximately $399,000) as compared to December 31, 1996 (approximately $1,445,000) and (vi) a gain (approximately $105,000) on the sale of one of the Company's mobile MRI units to an unaffiliated third party. The non-cash compensation charges primarily result from the grant of (i) stock options and a restricted stock award to the CEO and (ii) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See "Overview-Recent Developments."

        During the year ended December 31, 1997, as a corporate general partner the Company recorded $70,099 of losses attributable to the third party, limited partnership interest in the Philadelphia, Pennsylvania joint venture ("Philadelphia Facility") in excess of the limited partners' capital accounts. In addition, because the Company is the only member in the related limited liability company obligated to fund working capital for the Secaucus Facility, the Company recorded $153,278 of losses attributable to the other member's interest in such facility in excess of the other member's capital account.

       The operating results for the year ended December 31, 1997 and 1996 were adversely affected by the Philadelphia Facility which incurred losses of $175,247 and $374,969, respectively. However, the Company's expanded advertising and marketing efforts on behalf of the Philadelphia Facility has resulted in a significantly reduced loss for the year ended December 31, 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the interest in the Philadelphia Facility not currently owned by it (i.e. the limited partners' interests) and it expects to consummate such purchase by the end of fiscal 1998. However, there can be no assurance as to the timing or consummation of this purchase, or as to the timing or magnitude of a restructuring charge, if any, relating to the Philadelphia Facility. In addition, the operating results for the year ended December 31, 1997 were adversely effected by decreasing margins at the Company's Brooklyn Facility resulting from competitive pressures, as well as the funding of the expenses associated with the Secaucus Facility during its start-up phase.

         The Company has not yet made an assessment as to Year 2000 compliance issues. Therefore, no assurances can be given that Year 2000 failure will not have a material adverse affect on the Company's operations and financial condition.

For the Year Ended December 31, 1996 vs. December 31, 1995
----------------------------------------------------------

         For the year ended December 31, 1996, revenues were $9,787,591 as compared to $9,249,284 for the year ended December 31, 1995, an increase of approximately $538,000. This increase was primarily due to (1) increased revenues from the Brooklyn Facility (approximately $517,000), (2) increased revenues from the Ocean Township Facility (approximately $225,000) and (3) increased revenues from the Wayne Facility (approximately $214,000), all of which were partially offset by (i) the elimination of operating revenues from the Company's lithotripsy operations (approximately $427,000) as a result of the sale of the lithotripsy unit on August 31, 1995 and (ii) decreased revenues from the Edgewater Facility (approximately $132,000) due to increased competition resulting in fewer procedures being performed.

         For the year ended December 31, 1996, operating expenses were $10,183,847 as compared to $9,216,057 for the year ended December 31, 1995, an increase of approximately $968,000. This increase was primarily due to non-cash compensation charges (approximately $1,445,000) resulting from the grant of (i) stock options to two of the Company's former directors, (ii) stock options and a restricted stock award to the CEO and (iii) stock options to Biltmore pursuant to a consulting agreement. The Company's operating expenses before the non-cash compensation charges decreased approximately $478,000, primarily due to the elimination of operating expenses relating to the Company's former lithotripsy operations (approximately $744,000) and recoveries on accounts receivable (approximately $392,000) relating to a provision for bad debts recorded at the time of the restructuring of the Company's mobile MRI operations. Other operating expenses increased by approximately $311,000, primarily due to higher advertising and promotion expense, rent expense, travel and entertainment expense, patient car service expense, temporary help expense and typing service expense, most of which were directly impacted by the increase in patient procedures being performed in 1996. Equipment maintenance and repairs decreased approximately $82,000, primarily due to the termination of a maintenance agreement relating to the disposition of the lithotripsy unit. Professional fees increased approximately $167,000, primarily due to the preparation of the proxy statement for the Company's 1996 Annual Meeting of Stockholders held May 2, 1996, certain New Jersey and New York state sales and use tax examinations and various other matters. Depreciation and amortization decreased approximately $292,000, primarily due to the elimination of depreciation expense for the lithotripsy equipment and the MRI unit located at the Edgewater Facility which was fully depreciated in July 1996. Interest expense decreased approximately $172,000, primarily due to the elimination of interest expense relating to the disposition of the lithotripsy unit and the refinancing of certain equipment leases as of September 30, 1995 at lower interest rates.

         During the year ended December 31, 1996, as a corporate general partner, the Company recorded an additional $149,988 of losses attributable to the limited partnership interests in the Philadelphia Facility in excess of the limited partners' capital accounts.

         The operating results for the year ended December 31, 1996 and 1995 were substantially affected by the Philadelphia Facility which incurred losses of $374,969 and $490,042, respectively. The Company recently expanded its advertising and marketing efforts on behalf of the Philadelphia Facility. This resulted in a significantly reduced loss for the quarter ended December 31, 1996 of $57,006 as compared to the $212,903 loss for the quarter ended December 31, 1995. The Company is in the process of finalizing documentation with the present limited partners as to its purchase of their interests in such joint venture which it expects to consummate in 1997. However, there can be no assurance as to the timing of this purchase, if at all, or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia Facility.

OVERVIEW - RECENT DEVELOPMENTS
------------------------------

         As the Company announced on March 2, 1998, it has decided to expand its strategic focus into the area of physician practice management. To that end, the Company has entered into two letters of intent with respect to the acquisition of all of the outstanding capital stock of JIHP, a management services organization formed and owned by Pavonia and Liberty of Jersey City, New Jersey. Pavonia, one of the largest independent, multi-specialty practices in New Jersey, is comprised of over 60 physicians servicing over 75,000 patients in 6 locations in New Jersey. In consideration for this acquisition, the letters of intent provide, among other things, that the Company would pay and/or issue to Pavonia and Liberty, in the aggregate, (i) $7.0 million in cash, (ii) 5.5 million shares of the Company's common stock (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) $5.0 million of convertible redeemable preferred stock of the Company. The preferred stock would be redeemable by the Company at any time and would be convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the common stock. The letters of intent also provide that JIHP would enter into a non-cancellable (subject to certain limited exceptions) management services agreement with Pavonia, pursuant to which JIHP would provide all non-medical management services to Pavonia and, in exchange therefore, would be entitled to an annual management fee equal to the greater of (x) 10% of the annual gross revenues of Pavonia and (y) $2.0 million per annum. The consummation of the transactions is subject to several material conditions including among others, the receipt of necessary financing, the approval of the Company's stockholders, the negotiation of definitive documentation, the absence of material adverse changes and the satisfactory completion of due diligence. Although, there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate it within the next several months.

         In furtherance of its objective of establishing physician practice management operations in New York and New Jersey, the Company is actively negotiating with several primary care and multi-specialty physician practices, as well as the faculty practices of several hospitals. The Company has not entered into any definitive acquisition agreement or administrative service agreement with respect to its physician practice management operations, although it expects to do so within the next several months.

         On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff. This professional corporation operates a fixed-site MRI facility, with ultrasound, located at 45 Beekman Street in New York City ("New York City Facility"). The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of one million (1,000,000) shares of Common Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company anticipates based on the historical utilization rate of the facility, it should be immediately accretive to earnings. In connection with the acquisition, the Company also entered into a consulting services agreement which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is also the Medical Director of the Company and the supervising radiologist at two of the Company's other MRI facilities.

     As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. On January 30, 1997, the Company extended the term of the Consulting Agreement to January 30, 1998, and on November 3, 1997, the Company further extended the term of the Consulting Agreement to January 30, 1999. Pursuant to the consulting agreement, Biltmore acts as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provides for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company of an acquisition of a company (or companies) with assets of at least $2,500,000 (the "Acquisition") during the term of the consulting agreement. The consulting agreement provided that the Biltmore Options only will become exercisable upon the consummation by the Company of a financing (the "Financing") providing gross proceeds to the Company of at least $900,000 by March 30, 1996. Upon the sale of the Series C Preferred Stock on February 9, 1996, the Biltmore Options became fully vested. The holders of the Biltmore Options and the Biltmore Fee Shares are also entitled to certain demand and "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of the Biltmore Options and the Biltmore Fee Shares. Furthermore, in consideration of Biltmore's placement agent services with respect to the offering of the Series C Preferred Stock, contemporaneous with the sale of the Series C Preferred Stock on February 9, 1996, the Company issued 60,000 shares of Series C Preferred Stock to Biltmore.

     In February 1998, the company entered into an agreement with those parties who have been assigned the Biltmore Options and the rights to the Biltmore Fee Shares pursuant to which the Company, will pay an aggregate of $3,500,000, for the Biltmore Options and the rights to the Biltmore Fee Shares. The agreement provides that in no event will the closing of this contemplated transaction occur later than the ninetieth day following the earlier to occur of (i) the consummation of the acquisition of Jersey Integrated HealthPractice Inc. or
(ii) the company raising aggregate gross proceeds of $60 million from one or more debt and/or equity financings. In the event that neither above referenced contingency is met this agreement shall terminate and be of no further force or effect.

     On November 3, 1997, the Board (upon the recommendation of the Compensation Committee) approved the material terms of a new three-year employment agreement with the CEO. Pursuant to such new employment agreement, the CEO agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $100,000, subject to increase to $250,000 upon the Company's attainment in any fiscal year of consolidated income before taxes of $1.25 million, which condition was waived in February 1998 (upon the recommendation of the Compensation Committee), and to annual cost of living increases. See Item 11. "Employment Contracts and Termination of Employment and Changes in Control Arrangements"

         In November 1996, the Company formed a limited liability company, of which it owns sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to the Meadowlands Hospital Medical Center ("Secaucus Facility"). The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. The operating results of the Company, for the year ended December 31, 1997 were substantially affected by the facility which incurred a loss of $383,195. In addition, as of December 31, 1997, the Company made working capital loans to the joint venture of approximately $941,000 inclusive of management fees and intercompany interest. Based upon losses sustained and due to the expectation of continuing losses, the Company has decided to sell the mobile MRI unit and cease its MRI services at the Secaucus Facility. The Company has entered into an agreement for the sale of the mobile MRI unit to an unaffiliated third party and entered into an agreement effective December 31, 1997, to purchase 40% of this joint venture which resulted in the Company owning 100% of the venture as of January 1, 1998. No loss is anticipated in connection with the sale and cessation of operations and termination of the joint venture.



LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
----------------------------------------------

         As of December 31, 1997, the Company had a cash balance of $70,626, current assets of $5,632,059 and working capital of $1,152,667. Cash flows provided by operating activities were $1,045,881 for the year ended December 31, 1997, which consisted primarily of depreciation and amortization of $1,509,649, amortization of non-cash compensation of $398,646, an increase in the allowance for doubtful accounts receivable of $659,000 and minority interests in joint ventures of $430,172. Other significant components of cash flows provided by operating activities included an increase in accounts receivable of $1,258,052 due to an increase in the number of procedures being performed, repayments by licensees on advances of $153,586 and an increase in accounts payable and accrued expenses of $160,977.

         Cash flows used in investing activities were $698,890, which related to payments of the cash portion of the purchase price of the New York City Facility of $1,203,721, partially offset by proceeds of $625,000 received from the sale of marketable securities.

         Cash flows used in financing activities were $450,244, which consisted primarily of payments on capital lease obligations of $1,363,860, payments on obligations related to restructured operations of $413,419 and distributions to limited partners of joint ventures of $384,308, partially offset by borrowings of $1,462,000 under the revolving line of credit, proceeds of $105,000 received from the sale of one of the Company's mobile MRI units to an unaffiliated third party and proceeds of $161,843 received from the subleases related to restructured operations.

         The Company's Philadelphia Facility, which has been operating since November 1992, continues to operate at a loss. The overall operating results of the Company were affected during the years ended December 31, 1997 and 1996 due to the operational results of the Philadelphia Facility which incurred losses of $175,247 and $374,969, respectively. In addition, in order to support the operations of this facility, the Company has made, and continues to make, working capital loans to this facility. As of December 31, 1997, the amount of the working capital loans made to this joint venture was approximately $2,550,000 (of which approximately $437,000 was loaned during 1997) inclusive of management fees and intercompany interest. In order to become profitable, this facility must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when or if these working capital loans will be repaid. The Company's expanded advertising and marketing efforts on behalf of the Philadelphia Facility has resulted in a significantly reduced loss for the year ended December 31, 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the limited partners' interest in the Philadelphia Facility and it expects to consummate such purchase by the end of fiscal 1998. However, there can be no assurance as to the consummation or timing of this purchase, if at all, or as to the timing or magnitude of a restructuring charge, if any, relating to the Philadelphia Facility.

         The competitive environment in which the Brooklyn Facility operates has adversely affected its operating results. The operating results of the Company for the year ended December 31, 1997 were substantially affected by the Brooklyn Facility which incurred a loss of $773,040. In connection with the Company's review of the viability of this facility, the Company is actively considering the sale or lease of this facility. However, there can be no assurance that such a sale or lease will be consummated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On May 8, 1997, the Company sold one of its remaining two mobile MRI units to an unaffiliated third party for $105,000. The sale enabled the Company to eliminate the operating losses associated with the operation of this mobile MRI unit, thereby resulting in cash savings.

         The nature of the Company's operations require significant capital expenditures which have historically been financed through the issuance of debt and the execution of capital leases, proceeds received from the Company's initial public offering in November 1991 and sale of the Series C Preferred Stock in February 1996, and the offering and exercise of warrants. Continued expansion, if any, of the Company's business will require substantial cash resources and will have an impact on the Company's liquidity. Also, such expansions, if any, will require the purchase of additional MRI units and financing sources to fund the purchase of these additional units. Historically, the Company has been able to obtain financing for its medical equipment through various lenders. The Company believes it will continue to be able to obtain financing from its various lenders for its future equipment needs although no assurance can be given.

     In February 1998, the company entered into an agreement with those parties who have been assigned the Biltmore Options and the rights to the Biltmore Fee Shares pursuant to which the Company will pay an aggregate of $3,500,000 for the Biltmore Options and the rights to the Biltmore Fee Shares. The agreement provides that in no event will the closing of this contemplated transaction occur later than the ninetieth day following the earlier to occur of (i) the consummation of the acquisition of JIHP or (ii) the Company raising aggregate gross proceeds of $60 million from one or more debt and/or equity financings. In the event that neither above referenced contingency is met this agreement shall terminate and be of no further force or effect.


       In December 1997, the Company agreed to guarantee a loan of $1,000,000 from DFS to JIHP. This loan bears interest at 12% per annum and is repayable over forty-eight (48) months which commenced February 1998 at $26,330. This loan was funded by DFS to JIHP on January 8, 1998. Pavonia and each Physician Stockholder of Pavonia have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either Pavonia or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then Pavonia and each physician stockholder of Pavonia agree to indemnify and hold the Company harmless from and against any and all claims.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with a lender to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the lender. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1997, the Company had $1,462,000 of borrowings outstanding under this credit facility.

         In December 1996, the Company agreed to guarantee a loan of approximately $250,000 from DFS to DMR in connection with DMR's refinancing of an equipment lease related to the Company's Brooklyn Facility. This loan bears interest at 12% per annum and is repayable over thirty-four (34) months which commenced February 15, 1997. The outstanding balance of this loan was approximately $178,000 at December 31, 1997. See "The Company and its Facilities."

         The Company believes that cash to be provided by operating activities together with borrowings available from the Company's revolving line of credit will provide adequate financing to maintain its normal operations for the foreseeable future. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II,
         Item 8.

         Independent Auditors' Report                                                            F-1

         Consolidated balance sheets - December 31,
              1997 and 1996                                                                      F-2

         Consolidated statements of operations -
              For the years ended December 31, 1997,
              1996 and 1995                                                                      F-3


         Consolidated statements of stockholders'
              equity - For the years ended December 31,
              1997, 1996 and 1995                                                                F-4

         Consolidated statements of cash flows - For the years ended December
              31, 1997, 1996 and 1995                                                            F-5

         Notes to consolidated financial statements                                              F-7


                                       31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

         Not applicable.

                                    PART III
                                    ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The members of the Board of Directors of the Company, their respective ages and the period during which they have served as Directors are as follows:


                                               PERIOD DURING
NAME                           AGE             WHICH A DIRECTOR
----                           ---             ----------------
Shawn A. Friedkin              33              May 1996 - Present

Munr Kazmir, M.D.              40              December 1997 - Present

Joseph J. Raymond              62              December 1995 - Present

Elliott H. Vernon              55              July 1991 - Present

        Jerold L. Fisher and Mitchell Hymowitz resigned from the Board of Directors of the Company effective as of February 18, 1998, and Dominic A. Polimeni resigned from the Board of Directors of the Company effective February 17, 1998.

        Shawn A. Friedkin has been the President of Paramount Funding Corporation, a Florida based factoring company specializing in commercial receivable funding, since July 1992. From January 1990 through June 1992, Mr. Friedkin was the Vice President of Friedkin Industries, a Florida company engaged in the aluminum extrusion and eyeglass manufacturing businesses. Mr. Friedkin is a graduate of Syracuse University School of Management.

         Munr Kazmir, M.D. has been the President of Quality Home Care Inc., a home healthcare and medical staffing company, since he founded it in 1989. Dr. Kazmir is a N.Y.S. board-certified internist and received a B.S. from Cambridge College in Manchester, England in 1974 and an M.D. from King Edward Medical College in Lahore, Pakistan in 1980. Dr. Kazmir held residency positions at the Mayo Hospital in Lahore, Pakistan and the Westchester County Medical Center as well as a fellowship position at the Holy Family Hospital in Rawil Pindi, Pakistan and a research assistant position in oncology at the White Plains Hospital.

        Joseph J. Raymond has been the President of Transworld Management Services, Inc. (an investment and strategic planning consultation firm which Mr. Raymond founded) since April 1996. From July 1992 through August 1996, Mr. Raymond was the Chairman of the Board, Chief Executive Officer and President of Transworld Home HealthCare, Inc., a publicly-held regional supplier of a broad range of alternate site healthcare services and products including respiratory therapy, drug infusion therapy, nursing and para-professional services, home medical equipment, radiation and oncology therapy and a nationwide specialized mail order pharmacy

("THH"). Prior thereto, he was the Chairman of the Board and President of Transworld Nursing, Inc. ("TNI"), a wholly-owned subsidiary (and predecessor) of THH, from its inception in 1987.

        Elliott H. Vernon has been the Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in July 1991. For over ten years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership ("MR General") which is the general partner of DMR Associates, L.P., a Delaware limited partnership ("DMR Associates"). See "Certain Relationships and Related Transactions." Since December 1995, Mr. Vernon has been a director of Pacific Pharmaceuticals, Inc., a publicly-traded company engaged in the development and commercialization of medical products with a primary focus on cancer treatment. Since December 1997, Mr. Vernon has been a director of Procept, Inc., a publicly-traded company engaged in the developement of novel drugs for the prevention of infectious diseases, with a primary focus on the HIV disease. Mr. Vernon is also one of the founders of TNI and was, until April 1997, a director of THH. Mr. Vernon is also a principal of HealthCare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director and the Executive Vice President and General Counsel of the Wall Street firm of Aegis Holdings Corporation which offered financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis. Prior to entering the healthcare field on a full-time basis, Mr. Vernon was in private practice as a trial attorney specializing in federal white collar criminal and federal regulatory matters. Prior to founding his own law firm in 1973, Mr. Vernon was commissioned as a Regular Army infantry officer in the United
States Army (1964). He is a former paratrooper and Vietnam War veteran with service in the 82nd Airborne Division and 173rd Airborne Brigade. Upon his return from Vietnam in 1970, Mr. Vernon served as Chief Prosecutor and Director of Legal Services at the United States Army Communications and Electronics Command until 1973.

EXECUTIVE OFFICERS OF THE COMPANY

        The names of the current executive officers of the Company, and certain information about them, are set forth below.


Name                     Age              Position
----                     ---              --------
Elliott H. Vernon        55               Chairman of the Board, President and
                                          Chief Executive Officer

Scott P. McGrory         33               Vice President, Controller

        See above for information regarding Mr. Vernon.

        Scott P. McGrory, C.P.A. has been the Vice President, Controller of the Company (as well as the Assistant Secretary of the Company) since October 1996. As the Vice President, Controller of the Company, Mr. McGrory is the Principal Financial and Accounting Officer of the Company and is responsible for overseeing all financial reporting aspects of the Company.

Mr. McGrory was the Company's Controller from August 1995 to October 1996; the Company's Manager of Accounting from January 1994 to August 1995; and the Company's Manager of Budgeting from December 1992 to January 1994. From April 1988 to December 1992, Mr. McGrory was employed as a Senior Accountant by NMR of America, Inc., a provider of outpatient services in the field of advanced diagnostic imaging. Mr. McGrory is a licensed certified public accountant in the State of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company (collectively, "Section 16 reports") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during fiscal 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis, except that Jeffrey
S. Dahlman, a former vice president and general counsel of the Company, did not timely file a Form 3 with respect to his becoming an officer of the Company, and Munr Kazmir, M.D., also did not timely file a Form 3 with respect to his becoming a member of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth all compensation awarded to, earned by, or paid to, the Chief Executive Officer and each other executive officer of the Company (whose total annual salary and bonus exceed $100,000) for services rendered in all capacities to the Company and its subsidiaries during fiscal 1997, 1996 and 1995 (the "named executive officers"):



                                                                                      LONG TERM COMPENSATION
                                                                                      ----------------------
                                                                                              AWARDS
                                                 ANNUAL COMPENSATION                          ------
                                    -----------------------------------------
                                                               OTHER
                                                               ANNUAL             RESTRICTED        SECURITIES       ALL
NAME AND PRINCIPAL                                             COMPENSATION       STOCK             UNDERLYING       OTHER
POSITION                    YEAR    SALARY ($)    BONUS ($)       ($)(1)          AWARD(S) ($)      OPTIONS (#)      COMPENSATION
------------------          ----    ----------    ---------   ----------------    ------------      -----------      ------------
ELLIOTT H.
VERNON................      1997    $100,415        --          $29,359(2)            --             500,000           $88,076(4)
 (Chairman of the
 Board, President           1996    $181,923     $111,710       $28,121(2)        $468,750(3)        500,000              --
 and Chief Executive
 Officer)                   1995    $200,000         --         $29,635(2)            --                --                --




(1) Unless noted, the value of perquisites and other personal benefits, securities and other property paid to or accrued for the named executive officers did not exceed $50,000 for each such officer, or 10% of such officer's total reported salary and bonus, and thus are not included in the table.

(2) Represent payments for personal life and disability insurance made by the Company on behalf of Mr. Vernon pursuant to Mr. Vernon's employment agreement.

(3) The restricted stock award vests upon consummation by the Company of both (i) a financing providing gross proceeds to the Company of at least $900,000 by March 30, 1996 (which condition was satisfied by the sale of Series C Preferred Stock on February 9, 1996) and (ii) the acquisition of, or other business combination with, a company (or companies) with assets of at least $2,500,000. In November 1997, the Company (upon the recommendation of the Compensation Committee of the Board of Directors) extended the required consummation date of such acquisition to January 30, 1999 (subject to stockholder ratification and approval of such extension which ratification and approval was obtained at the 1997 Annual Meeting of Stockholders. However, the restricted stock grant will be forefeited if such acquisition is not consummated by January 31, 1999. At December 31, 1997, the restricted stock award had a value of $257,800.

(4) Represents non-interest bearing advance made to Mr. Vernon during fiscal 1997.


COMPENSATION OF DIRECTORS

        The Company does not presently pay non-employee directors any fees in connection with their services as such; however, the Company reimburses them for all costs and expenses incident to their participation in meetings of the Board and its committees. In addition, non-employee directors are entitled to participate in the 1996 Non-Employee Directors Plan and the 1997 Omnibus Incentive Plan. Pursuant to the 1996 Non-Employee Directors Plan, stock options exercisable to purchase an aggregate of twenty-five thousand (25,000) shares of Common Stock automatically are granted to newly elected or appointed non-employee directors of the Company. The purchase price of the shares of Common Stock subject to such stock options is equal to the fair market value of such shares on the date of the grant, as determined in accordance with the 1996 Non-Employee Directors Plan. Stock options awarded under the 1996 Non-Employee Directors Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. Upon termination of a non-employee director's service on the Board, any stock options vested as of the date of termination may be exercised until the six month anniversary of such date (unless such options expire earlier in accordance with their terms); provided that if such termination is a result of such directors's removal from the Board other than due to his death or disability, all stock options will terminate immediately.

        No remuneration is paid to executive officers of the Company for services rendered in their capacities as directors of the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

        In October 1991, the Company entered into a five-year employment agreement with the CEO, pursuant to which the CEO agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $200,000. The employment agreement provides that if a "constructive termination of employment" shall occur, the CEO shall be entitled to a continuation of full salary and bonus compensation for a period equal to the remainder of the term. "Constructive termination of employment" is defined in the employment agreement to include a material change in the CEO's responsibilities, removal of the CEO from his position as the Company's Chairman of the Board, President and Chief Executive Officer (other than for "Cause," as defined in the employment agreement) or a "Change in Control." A "Change in Control" is defined to include a change in the majority of the Board which is not approved by the incumbent directors or an accumulation by any person or group, other than the CEO, of in excess of 30% of the outstanding voting securities of the Company. The employment agreement further provides that a constructive termination of employment shall not include (i) any sale of the business of the Company, whether through merger, sale of stock or sale of assets, which is approved by the vote of two-thirds of the full Board or (ii) a change in the CEO's title and/or the person or persons to whom the CEO reports resulting from a Change of Control approved by the affirmative vote of two-thirds of the full Board, so long as it does not result in any other event constituting a constructive termination of employment.

        As of February 1, 1996, the Company amended its employment agreement with its CEO.

In addition, upon execution of such amendment, options that the CEO held as of such date exercisable to purchase an aggregate of two hundred and seventy thousand (270,000) shares of Common Stock under the 1991 Plan (at exercise prices ranging from $1.50 to $5.00 per share) were terminated and the Company granted the CEO options exercisable to purchase an aggregate of five hundred thousand (500,000) shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). The vesting of the CEO New Options were also subject to the consummation by the Company of a Financing (which condition was satisfied by the sale of the Series C Preferred Stock on February 9, 1996). Furthermore, as additional incentive compensation, upon execution of such amendment, the CEO received from the Company a restricted stock award of two hundred and fifty thousand (250,000) shares of Common Stock. According to the amendment, the restrictions thereon lapse upon consummation by the Company of both (i) the Financing by March 30, 1996 (which condition was satisfied by the sale of the Series C Preferred Stock on February 9, 1996) and (ii) the Acquisition. However, according to such amendment, such restricted stock grant would have been forfeited if the Acquisition was not consummated by January 31, 1997. In January 1997, the Company (upon the recommendation of the Compensation Committee) extended the required consummation date of the Acquisition to January 30, 1998 and also extended the expiration date of CEO's employment agreement with the Company to October 22, 1998. In November 1997, the Company (upon the recommendation of the Compensation Committee) further extended the required consummation date of the Acquisition to January 30, 1999. The CEO is entitled to certain demand and "piggyback" registration rights with respect to such 250,000 shares and the 500,000 shares of Common Stock issuable upon exercise of the CEO New Options. At any time commencing April 16, 1996 and ending April 16, 2000, the CEO will have the right to demand that the Company prepare and file, and use its best efforts to cause to become effective, a registration statement under the Act to permit the sale of the Registrable Securities. The Company will be obligated to file one (1) such registration statement for which all expenses (other than fees of counsel for such holders and underwriting discounts) will be payable by the Company.

        In November 1997, the Board (upon the recommendation of the Compensation Committee) approved the material terms of a new three-year employment agreement with the CEO. Pursuant to such new employment agreement, the CEO agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $100,000, subject to increase to $250,000 upon the Company's attainment in any fiscal year of consolidated income before taxes of $1.25 million, which condition was waived in February 1998 (upon the recommendation of the Compensation Committee) and to annual cost of living increases. The employment agreement will be subject to successive one year renewal periods. The employment agreement will provide that if the CEO resigns for "Good Reason" (to be defined in the employment agreement) or if his employment is terminated by the Company other than for "Cause" (to be defined in the employment agreement), the CEO will be entitled to receive a payment of 2.99 times his highest annual salary and bonus pursuant to the employment agreement.

        The CEO's new employment agreement will also provide for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes (the "Bonus Pool"). The CEO will be entitled to 50% of the Bonus Pool. It is expected that the entitlement of the other officers of the Company to the remainder of the Bonus Pool will be made by the CEO in his capacity as the Chairman of the Board, President and Chief Executive Officer of the Company. In addition, the employment agreement will provide for certain insurance and automobile benefits for the CEO and his participation in the Company's other benefit plans. In connection with this new employment agreement, the CEO was granted options to purchase four hundred seventy one thousand two hundred (471,200) shares of Common Stock under the 1991 Plan and twenty eight thousand eight hundred (28,800) shares of Common Stock under the 1997 Omnibus Plan at an exercise price of $1.0625 per share. Such options vest in increments of 25% upon the Company's attainment of consolidated income before taxes of $1.25 million, $2.5 million, $3.75 million and $5.0 million, respectively, subject to immediate vesting upon (x) the occurrence of a Change in Control (to be defined in the award agreement) and
(y) the fifth anniversary of the date of grant. The Company intends to enter into such new employment agreement with the CEO, to be effective as of November 3, 1997, as soon as practicable.

OPTION GRANTS IN FISCAL 1997

        The following table sets forth each grant of stock options made by the Company during fiscal 1997 to each of the named executive officers:


                                                                                               POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED ANNUAL
                            NUMBER OF       % OF TOTAL                                         RATES OF STOCK PRICE
                            SECURITIES       OPTIONS                                             APPRECIATION FOR
                          UNDERLYING      GRANTED TO       EXERCISE OR                             OPTION TERM(2)
                             OPTIONS       EMPLOYEES IN     BASE PRICE      EXPIRATION             ---------------
NAME                        GRANTED($)(1)  FISCAL YEAR      ($/SHARE)          DATE            5%($)          10%($)
----                       -----------     ------------    ----------          ----           ------          ------
Elliott H. Vernon            500,000          83.7%          $1.0625        Nov. 2007        $334,100       $846,676
---------

(1) Such options vest in increments of 25% upon the Company's attainment of consolidated income before taxes of $1.25 million, $2.5 million, $3.75 million and $5.0 million, respectively, subject to immediate vesting upon
      (X) the occurrence of a Change in Control (to be defined in the award agreement) and (y) the fifth anniversay of the date of grant.

(2) The potential realizable values represent future opportunity and have not been reduced to present value in 1997 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND 1997 FISCAL YEAR END OPTION
VALUES

      The following table summarizes for each of the named executive officers the total number of unexercised stock options held at December 31, 1997 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1997.
No options were exercised by such person during fiscal 1997. The value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise or base price and the fair market value (i.e., the closing sale price on such date) of the underlying Common Stock on December 31, 1997 (the last trading day in fiscal 1997), which was $1.0312 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be, realized. The stock options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that these values will be realized.

      None of the named executive officers exercised any stock options during fiscal 1997. The Company does not have any stock appreciation rights ("SARs") outstanding.

                                                                      SECURITIES
                                                                      UNDERLYING               VALUE OF
                                                                      NUMBER OF                UNEXERCISED
                                                                      UNEXERCISED              IN-THE-MONEY
                                                                      OPTIONS AT               OPTIONS AT
                                                                      FISCAL YEAR END          FISCAL YEAR END
                                                                      ---------------          ---------------
                          SHARES ACQUIRED              VALUE               EXERCISABLE/              EXERCISABLE/
         NAME             ON EXERCISE(#)             REALIZED($)           UNEXERCISABLE             UNEXERCISABLE
         ----            -----------------           -----------           -------------             -------------
Elliott H. Vernon                 -0-                    N/A              500,000/500,000             $140,600/$0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth the beneficial ownership of the outstanding shares of Common Stock as of March 27, 1998 of (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table and (iv) all of the Company's directors and executive officers as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding shares of Common Stock.


                                                     AS OF MARCH 27, 1998
                                                     ----------------------
                                                     Number                     Percent
                                                     of Shares (1)              of Class
                                                     ------------               --------
      Elliott H. Vernon (2)                           1,080,500                  10.1%
      c/o Healthcare Imaging Services, Inc.
      200 Schulz Drive







      Red Bank, New Jersey 07701

      George Braff, M.D.                              1,000,000                   9.9%
      43 West 13th Street
      New York, New York 10011

      Ulises C. Sabato, M.D. (3)                        732,365                   7.2%
      106 Grand Avenue
      Englewood, New Jersey 07701

      Elliott Loewenstern (4)                           543,000                   5.2%
      c/o Biltmore Securities, Inc.
      6700 North Andrews Ave.
      Suite 500
      Fort Lauderdale, Florida 33309

      Richard Bronson (5)                               637,258                   6.1%
      c/o Biltmore Securities, Inc.
      6700 North Andrews Ave.
      Suite 500
      Fort Lauderdale, Florida 33309

      Shawn A. Friedkin (6)                              20,000                     *

      Munr Kazmir, M.D.                                      --                     *

      Joseph J. Raymond (6)                              20,000                     *

      All directors and                               1,146,100                  10.6%
      executive officers
      as a group (7 persons)
      (2)(6)(7)

--------------

(1)   In no case was voting and investment power shared with others.

(2) Includes beneficial ownership of (i) an aggregate of 500,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options and (ii) an aggregate of 80,500 shares of Common Stock issuable upon conversion of 11,500 shares of Series C Convertible Preferred Stock of the Company (the "Series C Preferred Stock"). Does not include beneficial ownership of an aggregate of 250,000 shares of Common Stock issuable pursuant to a restricted stock award. Does not include an aggregate of 500,000 shares of Common Stock issuable upon the exercise of certain stock options which are not exercisable within sixty (60) days of March 27, 1998. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(3) Includes beneficial ownership of 50,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options.

(4) Includes beneficial ownership of (i) 84,000 shares of Common Stock owned by the Stephanie Loewenstern Irrevocable Trust, (ii) 84,000 shares of Common Stock owned by the Brett Loewenstern Irrevocable Trust, (iii) 125,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by the Stephanie Loewenstern Irrevocable Trust, (iv) 125,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by the Brett Loewenstern Irrevocable Trust and (v) 125,000 shares of Common Stock owned by the Victoria Loewenstern Irrevocable Trust.
      Mr. Loewenstern is the trustee of each of the aforementioned trusts. Does not include 56,000 shares of Common Stock owned by Shelley Loewenstern, the wife of Mr. Loewenstern.

(5) Includes beneficial ownership of 375,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by the Richard B. Bronson Revocable Trust. Mr. Bronson is the trustee of the Richard B. Bronson Revocable Trust.

(6) Such shares represent shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the Company's 1996 Stock Option Plan for Non-Employee Directors (the "1996 Non-Employee Directors Plan").

(7) Includes an aggregate of 80,500 shares of Common Stock issuable upon conversion of an aggregate of 11,500 shares of Series C Preferred Stock and an aggregate of 565,600 shares of Common Stock issuable upon the exercise of stock options exercisable within sixty (60) days of March 27, 1998. Does not include an aggregate of 560,000 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within sixty (60) days of March 27, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 1997 and 1996, Elliott H. Vernon owed the
Company $264,125 and $176,049, respectively, in connection with certain non-interest bearing advances.

      The Company entered into an arrangement, effective September 1, 1994 until July 1996, pursuant to which it operated solely as a sublessor of its four (4) mobile MRI units rather than as an operator of such equipment. Mark R. Vernon, the brother of the CEO and the Vice President, Director of Operations of the Company since April 1997, is the President and a significant stockholder of such sublessee of the Company's mobile MRI equipment. The other stockholders of the sublessee include certain former customers of the Company. The sublease provided for monthly payments to the Company, which commenced September 1, 1994, in the amount of $50,000 per month for the first three (3) months and $115,000 per month for the next forty five (45) months. These monthly payments included maintenance and insurance of approximately $44,000 per month paid directly by the Company. The total monthly sublease payments due to the Company were collateralized by the accounts receivable due to the sublessee by the sublessee's mobile MRI customers. Effective May 1, 1995, the sublease agreement was amended to provide for monthly payments to the Company in the amount of $76,373 per month for the next forty (40) months excluding maintenance of $38,627 per month originally paid directly by the Company since the sublessee entered into a maintenance agreement with an unrelated third party and began paying the equipment maintenance directly for the subleased mobile MRI units. At December 31, 1994, the sublessee was current with its monthly payment obligations. However, for fiscal 1995, the Company was entitled to receive from the sublessee approximately $1,047,000 in rental income of which it received approximately $685,000 resulting in past due amounts of approximately $362,000. The Company, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, notified the sublessee that it was in default of the sublease agreement. As a result, after assessing the sublease business arrangement, the Company sold one of its mobile MRI units for $625,000 in December 1995, which in turn reduced the sublessee's monthly payment obligation to the Company from $76,373 to $52,582 a month for the remaining thirty three (33) months of the sublease. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributed to such mobile MRI unit and the sales proceeds received. In February 1996, the Company terminated the master agreement with the sublessee and repossessed the remaining three (3) mobile MRI units from the sublessee as a result of the failure of the sublessee and its customers to satisfy their obligations thereunder to the Company. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash and additional patient receivable claims to partially offset the amounts they owe to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. The Company soon after returned the three (3) mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three (3) mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, eleven (11) monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. Such amounts have been paid. The Company has entered into an agreement with certain other creditors of the sublessee in respect of the collection of the sublessee's receivables.

     As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. On January 30, 1997, the Company extended the term of the Consulting Agreement to January 30, 1998, and on November 3, 1997, the Company further extended the term of the Consulting Agreement to January 30, 1999. Pursuant to the consulting agreement, Biltmore acts as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provides for the issuance to Biltmore upon execution thereof of options ("Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares ("Biltmore Fee Shares") of Common Stock upon consummation by the Company of the Acquisition during the term of the consulting agreement. The consulting agreement provided that the Biltmore Options only will become exercisable upon the consummation by the Company of the Financing (which condition was satisfied upon the sale of the Series C Preferred Stock on February 9, 1996, whereby the Biltmore Options became fully vested). The holders of the Biltmore Options and the Biltmore Fee Shares are also entitled to certain demand and "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of the Biltmore Options and the Biltmore Fee Shares. Furthermore, in consideration of Biltmore's placement agent services with respect to the offering of the Series
C Preferred Stock, contemporaneous with the sale of the Series C Preferred
Stock on February 9, 1996, the Company issued 60,000 shares of Series C Preferred Stock to Biltmore.

      In February 1998, the Company entered into an agreement with those parties who have been assigned the Biltmore Options and the rights to the Biltmore Fee Shares pursuant to which the Company will pay an aggregate of $3,500,000 for the Biltmore Options and the rights to the Biltmore Fee Shares. The agreement provides that in no event will the closing of this contemplated transaction occur later than the ninetieth day following the earlier to occur of (i) the consummation of the acquisition of JIHP or (ii) the Company raising aggregate gross proceeds of $60 million from one or more debt and/or equity financings. In the event that neither above referenced contingency is met this agreement shall terminate and be of no further force or effect.

     During fiscal 1997, Dr. George Braff, a director of the Company from December 1995 until April 1997 and the Company's Medical Director since October 1997, was the majority shareholder and officer of four of the Company's Medical
Lessees: Edgewater Diagnostic Imaging, P.A. ("Edgewater"), M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM"), Monmouth Diagnostic Imaging, P.A. ("MDI") and Kings Medical Diagnostic Imaging, P.C. ("KMDI"). For fiscal 1997, EDI, MRILM, MDI and KMDI, respectively, paid the Company approximately $1.4 million, $0.0 million, $2.8 million and $2.4 million in fees for services previously rendered. In addition, revenues generated to the Company by EDI, MRILM, MDI and KMDI accounted for 18%, 1%, 30% and 12%, respectively, of the Company's total revenues in fiscal 1997. For fiscal 1997, EDI, MRILM, MDI and KMDI paid Dr. Braff approximately $154,000, $100, $382,000 and $265,000 in fees for professional services rendered by him on their behalf. It is anticipated that such entities will continue to be Medical Lessees of the Company in fiscal 1998. Dr. Braff sold his interest in EDI in October 1997. The Company entered into a professional services agreement with Dr. Braff pursuant to the acquisition of the MRILM facility by the Company.

         On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff. This professional corporation operates a fixed-site MRI facility, with ultrasound, located at 45 Beekman Street in New York City (New York City Facility). The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of one million (1,000,000) shares of Common Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company anticipates, based on the historical utilization rate of the facility, it should be immediately accretive to earnings. In connection with the acquisition, the Company also entered into a consulting services agreement which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is also the Medical Director of the Company and the supervising radiologist at two of the Company's other MRI facilities.

      The Company leases its Brooklyn, New York fixed-site MRI facility from DMR, and the MRI equipment at such facility from DFS. DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates is in turn owned by the CEO and another director of the Company. For fiscal 1997, the Company paid DMR an aggregate of approximately $407,000 in lease payments for the Brooklyn Facility. The Company's lease payments to DMR are structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, taxes and other related costs. Effective December 1996, the Company agreed to guarantee a loan of approximately $250,000 loan from DFS to DMR in connection with DMR's refinancing of an equipment lease related to this Brooklyn Facility. This loan bears interest at 12% per annum and is repayable over thirty-four (34) months which commenced February 15, 1997. The outstanding balance of this loan was approximately $178,000 at December 31, 1997.

         During fiscal 1996, the Company entered into an Excess Capacity License Agreement with Corehealth, Inc., a corporation wholly-owned by Mark R. Vernon (the "Licensee"), whereby the Company licensed its office space, equipment and employees at its Brooklyn Facility to the Licensee during times such space, equipment and employees were not being utilized by the Company. The Licensee in turn licensed such "excess" space, equipment and employees to physicians and medical practices ("sublicensees") for the provision of MRI scans. The Company received a fee for every MRI scan performed by the Licensee and/or sublicensees at the facility and also furnished related billing and collection services for an additional fee. For fiscal 1997, the Licensee paid the Company approximately $109,000 in fees under this arrangement. This arrangement was terminated in March 1997 and shortly thereafter Mr. Vernon became an employee with the Company in the capacity as Vice President, Director of Operations.

      In May 1997, the Company entered into a consulting agreement with Dr. Kazmir, a director of the Company, for a one-year term commencing June 1, 1997. In January 1998, such agreement was terminated and a new consulting agreement for a one-year term commenced effective January 1, 1998. Pursuant to such agreement, Dr. Kazmir will provide such consultation and advice as the Company may reasonably request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Kazmir will be entitled to an annual consulting fee of $72,000.

      In October 1996, the Company entered into a consulting agreement with Ulises C. Sabato, M.D., a significant stockholder of the Company, for a one-year term which commenced on October 15, 1996. Pursuant to such agreement,
Dr. Sabato will provide such consultation and advice as the Company may reasonably request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Pursuant to such agreement Dr. Sabato will be entitled to an annual consulting fee of $48,000. In addition, upon execution of such agreement, the Company granted to Dr. Sabato, stock options exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five-year period at an exercise price of $1.0625 per share. The options vested quarterly in equal installments over the term of the one-year consulting agreement. In December 1997, the consulting agreement was extended until October 16, 1998. Dr. Sabato is a limited partner in Edgewater Imaging Associates, L.P., a joint venture partner of HealthCare Imaging Services of Edgewater, Inc., a wholly-owned subsidiary of the Company.
                                       48

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

      (a)  The following documents are filed as part of this report:

1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages below, as part of Part II, Item 8 of this report:

         Independent Auditors' Report                                                           F-1

         Consolidated balance sheets - December 31,
              1997 and 1996                                                                     F-2

         Consolidated statements of operations -
              For the years ended December 31, 1997,
              1996 and 1995                                                                     F-3

         Consolidated statements of stockholders'
              equity - For the years ended December 31, 1997,
              1996 and 1995                                                                     F-4

         Consolidated statements of cash flows - For the
              years ended December 31, 1997, 1996 and 1995                                      F-5

         Notes to consolidated financial statements                                             F-7

2.  FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts -
              For the years ended December 31, 1997, 1996 and 1995                             F-21


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

10.38    Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan
         (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1996)*







10.39    HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors
         (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
         S-8 Registration No. 333-8699 filed with the Securities and Exchange Commission on July
         24, 1996)*

10.40    Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and
         Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)


10.41    Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and
         Elliott H. Vernon (Incorporated by reference to Exhibit 10.41 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)*

10.42    Amendment No. 2 to Employment Agreement between HealthCare Imaging Services, Inc and Elliott H. Vernon (Incorporated by reference to Exhibit 10.42 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)*

10.43    Amendment No. 3 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan
         (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1997)*

10.44    Form of Excess Capacity Agreement (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.45    Loan and Security Agreement, dated as of December 26, 1996, between HealthCare Imaging
         Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P.,
         Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation
         (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1997)

10.46    Asset Purchase Agreement dated as of November 4, 1997, between Healthcare Imaging
         Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by
         reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
         Securities and Exchange Commission on November 19, 1997)

10.47    Promissory Note of Healthcare Imaging Services, Inc. to M.R. Radiology Imaging of Lower
         Manhattan, P.C. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.48    Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for
         Non-Employee Directors*

10.49    Agreement, dated as of November 3, 1997, betwen HealthCare Imaging Services, Inc. and
         Biltmore Securities, Inc.

10.50    Agreeement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and
         Elliott H. Vernon*

10.51    HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan*

10.52    HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase Plan*

10.53    Stock Purchase Agreement, dated as of February 25, 1998 by and among HealthCare Imaging
         Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern
         Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson
         Revocable Trust and the Reiter Family Partnership

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

------------------------------------------------------------------------------

         (b)  REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 19, 1997.

         (i)  Item 2. Acquisition or Disposition of Assets
         (ii) Item 7. Financial Statements and Exhibits
              (a) Financial statements of business acquired-
              Audited Financial Statments of M.R. Radiology Imaging of Lower Manhattan, P.C. for the year ended December 31, 1996.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEALTHCARE IMAGING SERVICES, INC.
                                      ---------------------------------


Dated: March 31, 1998                           By:  /s/Elliott H. Vernon
                                                     --------------------
                                                By: Elliott H. Vernon
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                           Title                            Date
----                           -----                            ----
/s/ Elliott H. Vernon           Chairman of the                  March 31, 1998
--------------------            Board, President and
Elliott H. Vernon               Chief Executive
                                Officer and Director
                                (Principal Executive
                                Officer)

/s/ Scott P. McGrory            Vice President,                  March 31, 1998
-------------------             Controller
Scott P. McGrory                (Principal
                                Financial and
                                Accounting Officer)


/s/ Shawn A. Friedkin           Director                         March 31, 1998
--------------------
 Shawn A. Friedkin


                                Director                         March   , 1998
--------------------
Munr Kazmir






/s/ Joseph J. Raymond           Director                        March 31, 1998
--------------------
Joseph J. Raymond


                       HEALTHCARE IMAGING SERVICES, INC.
                                    --------
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                    --------
                               INDEX TO EXHIBITS

EXHIBITS                                                                                          Page
--------                                                                                          ----
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

10.40 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services,
                  Inc. and Biltmore Securities, Inc.
                  (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1997)

10.41 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services,
                  Inc. and Elliott H. Vernon* (Incorporated by reference to Exhibit 10.41 to the Company's
                  Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1997)

10.42             Amendment No. 2 to Employment
                  Agreement between HealthCare Imaging
                  Services, Inc and Elliott H. Vernon*
                  (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)


10.43             Amendment No. 3 to HealthCare Imaging
                  Services, Inc. 1991 Stock Option Plan*
                  (Incorporated by reference to Exhibit
                  10.43 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1997)








10.44             Form of Excess Capacity Agreement
                  (Incorporated by reference to Exhibit
                  10.44 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended March
                  31, 1997)

10.45 Loan and Security Agreement, dated as of December 26, 1996, between HealthCare
                  Imaging Services, Inc., Edgewater
                  Imaging Associates, L.P., Wayne Imaging
                  Associates, L.P., Rittenhouse Square
                  Imaging Associates, L.P. and DVI
                  Business Credit Corporation (Incorporated by reference to Exhibit 10.45 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.46             Asset Purchase Agreement dated as of November 4,
                  1997, between Healthcare Imaging Services, Inc.
                  and M.R. Radiology Imaging of Lower Manhattan,
                  P.C. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.47             Promissory Note of Healthcare Imaging Services, Inc.
                  to M.R. Radiology Imaging of Lower Manhattan, P.C.
                  (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the
                  Securities and Exchange Commission on November 19, 1997)

10.48             Amendment No. 1 to HealthCare Imaging Services, Inc. 1996
                  Stock Option Plan for Non-Employee Directors*

10.49             Agreement, dated as of November 3, 1997, betwen HealthCare
                  Imaging Services, Inc. and Biltmore Securities, Inc.

10.50             Agreeement, dated as of November 3, 1997, between HealthCare
                  Imaging Services, Inc. and Elliott H. Vernon*

10.51             HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan*

10.52             HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase
                  Plan*

10.53 Stock Purchase Agreement, dated as of February 25, 1998 by and among HealthCare Imaging Services, Inc., the Stephanie
                  Loewenstern Irrevocable Trust, the Brett Loewenstern
                  Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family
                  Partnership

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

23.1              Consent of Independent Auditors, Deloitte
                  & Touche LLP

27                Financial Data Schedule
-------------------------------------------------------------------
*                 Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on
                  Form 10-K.
-------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
HealthCare Imaging Services, Inc.
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of HealthCare Imaging Services, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in
Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 24, 1998

------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

ASSETS                                                                                    1997                  1996
CURRENT ASSETS:

   Cash and cash equivalents                                                         $     70,626         $    173,879
   Marketable securities                                                                        -              625,000
   Accounts receivable - net of allowances for doubtful accounts of $4,977,000
   in 1997 and $4,318,000 in 1996                                                       5,375,351            4,328,553
   Prepaid expenses and other                                                             186,082              160,021
                                                                                          -------          -----------
                  Total current assets                                                  5,632,059            5,287,453
                                                                                        ---------           ----------
PROPERTY, PLANT AND EQUIPMENT - NET                                                     5,518,772            4,347,745
                                                                                        ---------           ----------
   Advances to licensee                                                                   197,815              351,401
   Due from officer                                                                       264,125              176,049
   Other assets                                                                           232,810              265,278
   Goodwill - net of accumulated amortization of $78,011 in 1997 and $46,269 in 1996    1,695,054              138,806
                                                                                        ---------         ------------
                  Total other assets                                                    2,389,804              931,534
                                                                                        ---------         ------------
TOTAL ASSETS                                                                          $13,540,635          $10,566,732
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under a revolving line of credit                                        $ 1,462,000         $          -
   Accounts payable and accrued expenses                                                1,354,200            1,083,223
   Current portion of capital lease obligations                                         1,647,148            1,102,559
   Reserve for restructuring costs                                                              -              150,054
   Income taxes payable                                                                    16,044                8,304
                                                                                     ------------        -------------
                  Total current liabilities                                             4,479,392            2,344,140
                                                                                        ---------           ----------

NONCURRENT LIABILITIES:
   Capital lease obligations                                                            2,780,447            2,141,627
   Reserve for restructuring costs                                                        321,465              575,589
                                                                                          -------          -----------
                                                                                        3,101,912            2,717,216
                                                                                        ---------           ----------
MINORITY INTEREST                                                                         546,433              500,569
                                                                                          -------          -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.10 par value: 1,000,000 shares authorized, 185,000 and 660,000 outstanding at December 31, 1997 and 1996, respectively (Each
      convertible into seven (7) shares of common stock)                                   18,500               66,000
   Common stock, $.01 par value:  50,000,000 shares authorized, 9,286,974
      and 4,961,974 outstanding at December 31, 1997 and 1996, respectively                92,870               49,620
   Additional paid-in capital                                                          12,694,678           11,876,678
   Accumulated deficit                                                                 (7,393,150)          (6,588,845)
   Unearned compensation                                                                        -             (398,646)
                                                                                        ---------       --------------
                  Total stockholders' equity                                            5,412,898            5,004,807
                                                                                        ---------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $13,540,635          $10,566,732
                                                                                      ===========          ===========

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------

                                                                    1997                  1996                  1995
REVENUES                                                        $10,247,940             $9,787,591           $9,249,284
                                                                 ----------             ----------           ----------
OPERATING EXPENSES:
   Salaries                                                       2,819,601              2,838,739            2,654,503
   Other operating expenses                                       3,196,373              2,645,275            2,334,470
   Provision/(recovery) of bad debts                                      -              (392,286)                    -
   Films and supplies                                               478,543                552,067              526,641
   Equipment maintenance and repairs                                619,491                645,231              727,359
   Consulting and marketing fees                                    582,687                 72,344              106,650
   Professional fees                                                538,392                457,797              291,156
   Depreciation and amortization                                  1,509,649              1,450,074            1,742,494
   Interest                                                         540,652                469,133              641,603
   (Gain) /Loss on sale of property, plant and equipment          (105,000)                      -              191,181
   Non-cash compensation charge                                     398,646              1,445,473                    -
                                                                    -------            -----------          ------------
                                                                 10,579,034             10,183,847            9,216,057
                                                                 ----------            -----------          -----------
(LOSS) INCOME BEFORE MINORITY INTERESTS IN
   JOINT VENTURES AND INCOME TAXES                                (331,094)              (396,256)               33,227
MINORITY INTERESTS IN JOINT VENTURES                              (430,172)              (416,192)            (293,924)
                                                                  ---------          -------------        -------------
LOSS BEFORE INCOME TAXES                                          (761,266)              (812,448)            (260,697)
INCOME TAX PROVISION (BENEFIT)                                       43,039                 49,348            (142,267)
                                                                     ------          -------------        -------------
NET LOSS                                                         $(804,305)           $  (861,796)         $  (118,430)
                                                                 ==========           ============         ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                    6,187,822              4,711,974            4,711,974
                                                                  =========            ===========          ===========
NET LOSS PER COMMON SHARE                                        $   (0.13)           $      (0.18)        $      (0.03)
                                                                 =========            ============         ============


See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                                                          ADDITIONAL
                                                                                                          ----------
                                                      PREFERRED STOCK                 COMMON STOCK          PAID-IN
                                                      ---------------                 ------------          -------
                                                   SHARES         AMOUNT          SHARES        AMOUNT      CAPITAL
                                                   ------         ------          ------        ------      -------

BALANCE JANUARY 1, 1995                               -             -           4,711,974     $  47,120   $8,902,805

Net loss                                              -             -             -             -          -
                                                   --------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                             -             -           4,711,974        47,120    8,902,805
                                                   --------------------------------------------------------------------

Proceeds from sale of Preferred Stock,
(each convertible into seven (7) shares of
Common Stock) net of expenses
of $151,746                                           660,000     $ 66,000        -             -          1,132,254

Issuance of Restricted Stock Grant                    -             -             250,000       2,500        466,244

Unearned compensation in connection
with stock option grant                               -             -             -             -          1,375,375

Amortization of unearned
compensation for stock options
and restricted stock grant                            -             -             -             -          -

Net loss                                              -             -             -             -          -
                                                   --------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                             660,000       66,000      4,961,974      49,620     11,876,678
                                                   --------------------------------------------------------------------

Conversion of Series C Convertible,                  (475,000)     (47,500)     3,325,000      33,250         14,250
 Preferred Stock

Amortization of unsecured
compensation for stock options and
restricted stock grant                                -             -             -             -          -

Purchase of M.R. Radiology Imaging of
Lower Manhattan, P.C.                                 -             -           1,000,000      10,000        821,250

Net loss                                              -             -             -             -          -

Other                                                 -             -             -             -           (17,500)
                                                   --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                            185,000       18,500      9,286,974     $92,870    $12,694,678
                                                   --------------------------------------------------------------------

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                                               TOTAL
                                                                               -----
                                              ACCUMULATED       UNEARNED     STOCKHOLDER
                                              -----------       --------     -----------
                                                DEFICIT       COMPENSATION     EQUITY
                                                -------       ------------     ------
BALANCE JANUARY 1, 1995                      $(5,608,619)          -         $3,341,306

Net loss                                        (118,430)          -           (118,430)
                                             ------------------------------------------
BALANCE DECEMBER 31, 1995                     (5,727,049)          -          3,222,876
                                             ------------------------------------------

Proceeds from sale of Preferred Stock,
(each convertible into seven (7) shares of
Common Stock) net of expenses
of $151,746                                     -                  -          1,198,254

Issuance of Restricted Stock Grant              -                $(468,744)    -

Unearned compensation in connection
with stock option grant                         -               (1,375,375)    -

Amortization of unearned
compensation for stock options
and restricted stock grant                      -                1,445,473    1,445,473

Net loss                                        (861,796)          -           (861,796)
                                             ------------------------------------------
BALANCE DECEMBER 31, 1996                     (6,588,845)         (398,646)   5,004,807
                                             ------------------------------------------

Conversion of Series C Convertible,             -                  -           -
 Preferred Stock

Amortization of unsecured
compensation for stock options and
restricted stock grant                          -                  398,646      398,646

Purchase of M.R. Radiology Imaging of
Lower Manhattan, P.C.                           -                  -            831,250

Net loss                                        (804,305)          -           (804,305)

Other                                                              -            (17,500)
                                             ------------------------------------------
BALANCE, DECEMBER 31, 1997                   $(7,393,150)        $ -         $5,412,898
                                             ------------------------------------------

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------


                                                                           1997               1996                1995
                                                                           ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $   (804,305)    $      (861,796)    $      (118,430)
  Adjustments to reconcile net loss to net cash provided by
      operating activities
     Depreciation and amortization                                    1,509,649          1,450,074           1,742,494
     Amortization of non-cash compensation                              398,646          1,445,473                   -
     (Gain)/ Loss on sale of property, plant and equipment            (105,000)                  -             191,181
     Minority interests in joint ventures                               430,172            416,192             293,924
     Deferred income taxes                                                    -                  -           (254,194)
     Allowance for doubtful accounts                                    659,000             17,000             663,000
     Changes in assets and liabilities:
       Accounts receivable                                          (1,258,052)          (632,022)             710,460
       Prepaid expenses and other                                      (26,061)             57,741              51,760
       Due from officer                                                (88,076)             55,855                   -
       Deferred costs                                                         -            (4,767)            (28,888)
       Advances to licensee                                             153,586          (351,401)                   -
       Accounts payable and accrued expenses                            160,977            317,965             (1,362)
       Income taxes payable                                               7,740              8,304            (19,407)
       Other non-current assets                                           7,605          (156,762)              27,232
                                                                    -----------       ------------      --------------

            Net cash provided by operating activities                 1,045,881          1,761,856           3,257,770
                                                                    -----------       ------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of M.R. Radiology Imaging of Lower Manhattan, P.C.      (1,203,721)                 -                   -
   Purchases of property, plant and equipment                         (120,169)          (171,654)            (93,375)
   Proceeds from sale of marketable securities                          625,000            375,000                  -
   Purchase of marketable securities                                          -        (1,000,000)                  -
   Proceeds from sale of property, plant and equipment                        -                 -             525,000
                                                                    -----------      --------------     -------------

            Net cash (used in) provided by investing activities      (698,890)           (796,654)            431,625
                                                                    -----------      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds received from the sale of Series C Preferred Stock            -          1,198,254                   -
   Borrowing under the  revolving line of credit                      1,462,000                  -                   -
   Payments on capital lease obligations                             (1,363,860)          (985,084)         (1,665,602)
   Payments on note payable                                                   -            (52,530)            (70,933)
   Proceeds received from sale of property, plant and equipment
      related to restructured operations                                105,000                  -             625,000
   Proceeds received on sublease for restructured operations            161,843            444,173             755,000
   Payments for reserve for restructuring costs                        (413,419)        (1,306,013)         (3,004,180)
   Distributions to limited partners of joint ventures                 (384,308)          (371,539)           (282,524)
   Other                                                                (17,500)                 -                   -
                                                                       --------     ---------------  -----------------

            Net cash used in financing activities                      (450,244)        (1,072,739)         (3,643,239)
                                                                      ---------     --------------   -----------------
(DECREASE)/INCREASE IN CASH                                            (103,253)          (107,537)             46,156
CASH:
   Beginning of the year                                                173,879            281,416             235,260
                                                                    -----------    --------------- -------------------
   End of the year                                                $      70,626  $         173,879 $           281,416
                                                                  =============  ================= ===================

See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------

                                                                                       1997            1996             1995
                                                                                       ----            ----              ----
SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                                $    535,784       $     477,196     $    747,501
                                                                               ============       =============     ============
  Income taxes paid                                                            $     35,300       $      53,756          104,563
                                                                               ============       =============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Capital leases principally for medical equipment                               $ 2,221,584        $    306,634
                                                                               ============       ============
Stock issued as partial consideration for the purchase of M.R.
  Radiology Imaging of Lower Manhattan, P.C. (See Note 2.)                       $831,250
                                                                                 ========
Reinstatement of mobile MRI unit related to previously recorded
  restructured operations                                                        $421,973
                                                                                 ========
Reinstatement of capital lease obligation related to previously
 recorded restructured operations                                                $574,575
                                                                                 ========
Refinancing of certain capital lease obligations                                                                     $     69,746
                                                                                                                     ============





See notes to consolidated financial statements.

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY - The Company is principally engaged in the business of establishing and operating fixed-site magnetic resonance imaging ("MRI") centers.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include HealthCare Imaging Services, Inc. (together with its subsidiaries and joint ventures hereinafter referred to as the "Company") and its wholly-owned subsidiaries, which are corporations usually formed to be the general partner of the Company's various limited partnership arrangements. The Company's consolidated financial statements also include 100% of the assets, liabilities and results of operations of its operating joint ventures in which the Company has a majority interest (ranging from 51% to 60%) and exercises unilateral management control including day-to-day management of operations, strategic planning, equipment financing and capital transactions. The ownership interests of the limited partners in these joint ventures are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation.

         REVENUES - The Company provides MRI services to health care providers, which consist primarily of individual physicians and private medical practices. The Company generally leases its MRI equipment to professional practice groups ("Medical Lessees") primarily located in New York, New Jersey and Pennsylvania who, in turn, make the equipment available to their patients and other health care providers with whom they or the Company have relationships. A typical Medical Lessee pays the Company a flat fee on a daily, weekly, or per scan basis for the use of the equipment and an administrative charge for the use of the Company's support personnel and support services, such as clerical work, billing and collection services and performing other associated nonmedical functions. Such fees are received when the Medical Lessees are paid by either their patients or other third-party payers.

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

         MARKETABLE SECURITIES - The Company's marketable securities portfolio is classified as "Available For Sale." Such securities are valued at fair value with net changes in unrealized holding gains and losses included as a separate component of shareholders' equity until realized. Debt and equity securities which are classified as "Available For Sale" are those which are not actively traded or those which will not be held to maturity. At December 31, 1996, cost approximated fair market value and there were no unrealized holding gains or losses. All marketable securities were disposed of in 1997. There were no significant gains or losses resulting from such dispositions.

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

Office and computer equipment
  and furniture and fixtures                                       5-8 years
Medical equipment                                                  5-8 years
Leasehold improvements                                             6-8 years

       GOODWILL - Goodwill is being amortized on a straight-line basis over ten
       (10) to twenty (20) years.

       NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing net loss by the number of weighted average common shares outstanding. Common stock equivalents have been excluded from the computation because they are anti-dilutive.

       INCOME TAXES - Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable and payable and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The Company's marketable securities were carried at fair market value at December 31, 1996. The fair values of the Company's long-term debt and capital lease obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value for the Company's long-term debt and capital lease obligations are $4,427,595 and $4,478,970 at December 31, 1997, respectively, and $3,244,186 and $3,332,202 at December 31, 1996,
       respectively.

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

       CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables. The Company furnishes services in various states (primarily in New York, New Jersey and Pennsylvania) on behalf of professional entities primarily comprised of radiologists who in turn provide such services to individual physicians, physicians' groups and other health care providers which consist of managed care organizations, labor unions and self-funded corporations. The Company currently earns substantially all of its MRI revenues through its arrangements with its Medical Lessees. Although the Company's right to payment for services rendered to Medical Lessees is not dependent upon payments received by the Medical Lessees, as part of its arrangements with certain Medical Lessees, the Company does not seek payment from the Medical Lessee until the Medical Lessee has been paid for the MRI services it has provided. Therefore, the Company bears the risk of delayed payment since principally all amounts due to the Medical Lessees are subject to third-party reimbursement from health insurance companies, which historically have proven to be credit worthy. Upon the expiration or other termination of the arrangements with such Medical Lessees, the Company is contractually entitled to seek payment from such Medical Lessees for all services provided, including those with respect to which the Medical Lessees have not been paid. However, the Company generally does not seek to recover unpaid claims from Medical Lessees.

       The Company's accounts receivable (principally due from Medical Lessees) represent the Company's proportionate share of Medical Lessees' procedure fees and administrative fees. Such accounts receivable are shown net of an allowance for doubtful accounts which consists of the Company's estimate of amounts that will not be collected.

       LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed of." The Company adopted this standard in 1996 without any significant impact on the Company's financial position or results of operations. The Company evaluates long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

2.     NEW BUSINESS DEVELOPMENTS AND RESTRUCTURINGS

       NEW BUSINESS DEVELOPMENTS

       On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff, a related party. This professional corporation operates a fixed-site MRI facility, with ultrasound, located at 45 Beekman Street in New York City ("New York City Facility"). The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of one million (1,000,000) shares of Common Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The total purchase price for the acquisition of the New York City Facility has been allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair market values with the excess of cost over fair market value of net assets acquired allocated to goodwill. In connection with the acquisition, the Company also entered into a consulting services agreement which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is also the Medical Director of the Company and the supervising radiologist at two of the Company's other MRI facilities.

       The following table presents the results of operations, unaudited as if this acquisition occurred on January 1, 1996:

                             Year Ended       Year Ended
                             December 31,     December 31,
                                 1997             1996
                             ------------     ------------
Revenues                     $11,124,914      $11,392,784
                             ===========      ===========
Net loss                     $  (833,458)     $  (523,014)
                             ===========      ===========
Net loss per common
  share                      $     (0.12)     $     (0.09)
                             ===========      ===========

       As the Company has previously announced, it has decided to expand its strategic focus into the area of physician practice management. To that end, the Company has entered into a letter of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc., a management services organization formed and owned by Pavonia Medical Associates, P.A. and Liberty Health Care Systems, Inc. of Jersey City, New Jersey. Pavonia Medical Associates, P.A., one of the largest independent, multi-specialty practices in New Jersey, is comprised of over 60 physicians servicing over 75,000 patients in 6 locations in New Jersey. In consideration for the acquisition, the letter of intent provides, among other things, that the Company will pay and/or issue to Pavonia and Liberty, in the aggregate,
       (i) $7.0 million in cash, (ii) 5.5 million shares of the Company's common stock (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) $5.0 million of convertible redeemable preferred stock of the Company. The preferred stock is redeemable by the Company at any time and is convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the common stock. The consummation of the transactions is subject to several material conditions including among others, the receipt of necessary financing, the approval of the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. Although, there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate it within the next several months.

       RESTRUCTURINGS

       The Company entered into an arrangement, effective September 1, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the "sublessee"), is an officer of the Company and the brother of the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO"). The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this restructuring arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the restructuring of its mobile MRI operations, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,375,000.

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

       Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. In August 1996, the Company sold one of the Company's mobile MRI units. There was no significant gain or loss resulting from such disposition.

       At December 31, 1997, the Company reevaluated its future obligations under the capital leases for its MRI units and other obligations relating to its restructured operations and concluded that the remaining reserve at December 31, 1997 is adequate.

       In November 1996, the Company formed a limited liability company, of which it owns sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center (Secaucus Facility). The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. The operating results of the Company, for the year ended December 31, 1997 were already affected by the facility which incurred a loss of $383,195. In addition, as of December 31, 1997, the Company made working capital loans to the joint venture of approximately $941,000 inclusive of management fees and intercompany interest. Based upon losses sustained and due to the expectation of continuing losses, the Company has decided to sell the mobile MRI unit and cease its MRI services at the Secaucus Facility.
       The Company has entered into an agreement for the sale of the mobile
       MRI unit with an unaffiliated third party and entered into an agreement effective December 31, 1997, to purchase forty (40%) percent of this joint venture which resulted in the Company owning 100% of the venture as of January 1, 1998. No loss is anticipated in connection with the sale and cessation of operations and termination of the joint venture.


3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:


                                                             DECEMBER 31,      DECEMBER 31,
                                                                1997               1996
Medical equipment under capital leases                       $ 7,179,680       $  7,088,383
Medical equipment                                                540,771            536,608
Office equipment under capital leases                             45,466             48,789
Office equipment                                                 106,039            113,182
Furniture and fixtures under capital leases                       88,959             88,959
Furniture and fixtures                                           354,040            404,232
Computer equipment under capital leases                           16,880                  -
Computer equipment                                               366,309            344,492
Leasehold improvements                                         1,219,917          1,128,186
Leasehold improvements under capital leases                    1,231,655            971,379
                                                           -------------       ------------
                                                              11,149,716         10,724,210
Less accumulated depreciation and amortization                 5,630,944          6,376,465
                                                              ----------        -----------
                                                             $ 5,518,772       $  4,347,745
                                                             ===========       ============

4.     REVOLVING CREDIT FACILITY

       Effective December 26, 1996, the Company entered into a Loan and Security Agreement with a lender to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the lender. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1997, the Company has $1,462,000 of borrowings under this credit facility. The Company believes that cash to be provided by operating activities together with borrowings available from the Company's revolving line of credit will provide adequate financing to maintain its normal operations for the foreseeable future.

       5. CAPITAL LEASE OBLIGATIONS

       The Company leases various pieces of medical equipment from a lender, at interest rates ranging from 10.4 percent to 15.3 percent due through December 2002. Future minimum lease payments under noncancellable operating leases, the present value of future minimum capital lease payments and long-term debt payments as of December 31, 1997 (excluding amounts relating to the restructured operations) are:


YEAR ENDING                                                     CAPITAL LEASE
DECEMBER 31,                                                     OBLIGATIONS          OPERATING LEASES
       1998                                                          $2,078,104             $695,290
       1999                                                           1,747,463              574,206
       2000                                                             557,613              328,182
       2001                                                             528,254               80,200
       2002                                                             394,800               66,700
Thereafter                                                                    -               22,233
                                                                     -----------           ---------
Total minimum lease/debt payments                                     5,306,234           $1,766,811
                                                                                          ==========
Less amounts representing interest and maintenance                      878,639
                                                                     ----------







Present value of minimum capital lease payments                       4,427,595
Less current portion of obligations                                   1,647,148
                                                                     -----------
                                                                     $2,780,447
                                                                     ===========

       The carrying value of property, plant and equipment under capital lease obligations was $4,550,208 and $3,203,437 at December 31, 1997 and 1996,
       respectively. These amounts exclude property, plant and equipment relating to the restructured operations (Note 2).

       Rent expense was $723,136, $711,188 and $618,244 for 1997, 1996 and
       1995, respectively.

       Future minimum lease payments under capital leases and anticipated sublease income relating to restructured operations are as follows at December 31, 1997. These amounts are included in the reserve for restructuring costs.


         YEAR ENDING                CAPITAL LEASE           SUBLESSEE
         DECEMBER 31,                OBLIGATIONS             INCOME

            1998                        $ 325,941          $ (466,549)
            1999                          225,031            (120,000)
            2000                           85,353             (30,000)
         Thereafter                             -                    -
                                        ---------           ----------
                                        $ 636,325           $(616,549)
                                        =========           ==========

       The capital lease obligations for the restructured operations include interest.

6.     INCOME TAXES

       The provision (benefit) for income taxes consists of the following:



                                                          STATE AND
                                           FEDERAL          LOCAL             TOTAL
December 31, 1997:
       Current                         $               -   $     43,039      $     43,039
       Deferred                                        -              -                 -
                                       -----------------   ------------      -------------
                                       $               -   $     43,039      $     43,039
                                       =================   ============      ============
December 31, 1996:
       Current                         $               -    $    49,348       $    49,348
       Deferred                                        -              -                -
                                       -----------------    -----------      -------------
                                       $               -    $    49,348       $    49,348
                                       =================    ===========       ===========
December 31, 1995:
       Current                         $          13,099    $    98,828       $   111,927
       Deferred                                  (21,854)      (232,340)         (254,194)
                                       -----------------    -----------       ------------
                                       $          (8,755)   $  (133,512)      $  (142,267)
                                       =================    =============     ============

       In July 1995, the Company merged certain wholly-owned subsidiaries into the Company in order to be able to offset operating profits and losses in the same jurisdiction, thereby reducing state income taxes.

       The difference between the income tax provision (benefit) and the tax benefit computed by applying the statutory Federal income tax rate to the loss before taxes is attributable to the following:


                                                                          Year Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                     1997                          1996                           1995
                                                    ------                        ------                         -----
                                                Dollars    Percentage         Dollars     Percentage         Dollars    Percentage
Statutory Federal income tax rate            $(258,830)           (34.0) $  (276,232)            (34.0)    $(88,637)        (34.0)

State income taxes - net of Federal              28,406             3.7        32,570              4.0      (88,119)        (33.8)
benefit
Other - net                                   (242,474)           (31.9)    (146,173)            (18.0)     (25,155)         (9.7)
Valuation allowance                             515,937            67.9       439,183             54.1        59,644         22.9
                                             ----------         -------  ------------            -----    ----------     --------
Actual income tax (benefit)                $     43,039             5.7  $     49,348              6.1  $  (142,267)        (54.6)
                                           ============        ========= ============            ====== ============     ========

       Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax position as of December 31, 1997 and 1996 are as follows:


                                                                                        1997               1996
                                                                                        ----               ----
Deferred tax liabilities:
          Difference between financial reporting and tax basis of property,
          plant and equipment                                                         $      321,396    $      272,175
                                                                                      --------------    --------------
Deferred tax assets:
          Federal and State tax NOL carryforwards                                          2,510,004         2,063,327
          Non cash compensation                                                              756,088           592,644
          Provision for bad debts                                                            172,774           193,172
          Restructuring charges                                                               43,183            80,361
          Other                                                                               53,587            40,974
                                                                                     ----------------  ----------------
                                                                                           3,535,636         2,970,478
Valuation allowances                                                                     (3,214,240)       (2,698,303)
                                                                                     ---------------     -------------
Total deferred tax assets - net                                                              321,396           272,175
                                                                                     ---------------   ---------------
          Net deferred tax asset                                                     $             -   $             -
                                                                                     ===============   ===============

          At December 31, 1997 and 1996, in view of prior operating losses and inherent uncertainties regarding future operations, the Company has provided valuation allowances of $2,830,294 and $2,301,402, respectively, against Federal deferred tax assets and $383,946 and $396,901, respectively, against state deferred tax assets.


          The Company has net operating loss ("NOLs") carryforwards of approximately $6.6 million for Federal income tax purposes which expire December 31, 2006 through December 31, 2012.

7.        STOCK OPTIONS

          The following is a summary of the number of options outstanding under each of the plans:

                                                                                      Omnibus
                                                                                      Plan and
                                                                           1996         Stock
                                                            1991        Directors'    Purchase          Other
                                                            Plan           Plan         Plan           Options
                                                            ----          ------       ------          -------
                Balance at January 1, 1995                 479,650        24,000             -             -

                  Options forfeited at exercise prices
                    ranging from $1.50 to $5.00 per share  (60,250)            -             -             -
                                                          --------  ------------  ------------    ----------
                Balance at December 31, 1995               419,400        24,000             -             -

                  Options granted at an exercise price
                    ranging from $.75 to $2.09 per share    15,000       150,000             -     1,400,000
                  Options forfeited at an exercise price
                    ranging from $1.50 to $5.00 per share (363,800)      (24,000)             -            -
                                                         ---------  ------------  ------------    ----------
                Balance at December 31, 1996                70,600       150,000             -     1,400,000

                  Options granted at an exercise price
                    ranging from $.75 to $1.09 per share   648,600        25,000        28,800             -
                  Options forfeited at an exercise price
                    ranging from $.75 to $1.69 per share   (70,750)      (25,000)            -             -
                                                         ---------  -----------   ------------    -----------
                Balance at December 31, 1997               648,450       150,000        28,800     1,400,000
                                                         =========  ============  ============    ==========

                Options exercisable at December 31,
                  1997 (exercisable at prices ranging
                  from $.75 to $5.00 per share)             61,400       100,000             -    1,400,000
                                                         =========   ===========  ============    =========


          The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the foregoing options, except as discussed below under the heading "Other Options". Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in SFAS Statement No. 123, the Company would have recorded aggregate compensation expense of approximately $1,102,454 which would be expensed over the options' vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 6%, expected life of 3 years and expected volatility of 106%. The pro forma impact of following the provisions of SFAS Statement No. 123 on the Company's operations and loss per share would be as follows:



                                                                 DECEMBER 31, 1997              DECEMBER 31, 1996
Net loss                        - as reported                      $  (804,305)                   $   (861,796)
                                                                   ============                   =============
                                - pro forma                        $  (970,051)                   $ (1,039,654)
                                                                   ============                   =============
Net loss per common share       - as reported                      $      (.13)                   $       (.18)
                                                                   ============                   =============
                                - pro forma                        $      (.16)                   $       (.22)
                                                                   ============                   =============

         As of December 31, 1997, the Company has reserved Common Stock for issuance upon conversion of the Series C Preferred Stock and exercise of stock options as follows:


Series C Convertible Preferred Stock                 1,295,000
1991 Plans                                             648,450
1996 Directors' Plan                                   250,000
Other Options                                        1,400,000
Omnibus Plan and Stock Purchase Plan                 5,000,000
                                                     ---------
                                                     8,593,450
                                                     =========

         1991 EMPLOYEE PLAN

         The 1991 Stock Option Plan (the "1991 Plan" provided for the issuance of stock options exercisable to purchase up to seven hundred thousand (700,000) shares of Common Stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events) to be granted to key employees (including officers who may also be directors) of the Company and its subsidiaries, as selected by a committee appointed by the Board of Directors (the "Board") to administer the Plan (the "Stock Option Committee"). This plan was replaced by the 1997 Omnibus Incentive Plan pursuant to which there will be no further grants of awards under this plan.

         Stock options granted to employees under the 1991 Plan were either incentive stock options or nonqualified stock options. The purchase price of the shares of Common Stock issuable upon exercise of a stock option was not to be less than the fair market value of the Common Stock on the date of grant in the case of incentive stock options, or 85% of such value in the case of nonqualified stock options. The terms of each option and the increments in which it is exercisable are determined by the Stock Option Committee, but the term of a nonqualified stock option generally may not exceed ten years from the date of grant and the term of an incentive stock option may in no event be more than ten years from the date of grant (and shall otherwise be consistent with the Internal Revenue Code of 1986. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1991 Plan.

         1996 NON-EMPLOYEE DIRECTORS PLAN

         The 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan") is administered by a committee of the Board consisting of at least two (2) directors. Up to an aggregate of two hundred and fifty thousand (250,000) shares of Common Stock may be issued pursuant to stock options awarded under the 1996 Directors' Plan. Shares of Common Stock subject to an award which are not issued prior to expiration or termination of an award may thereafter be available for future awards under the 1996 Directors' Plan and will not be deemed to increase the aggregate number of shares of Directors' Plan provides for appropriate adjustment of shares of Common Stock available thereunder and of shares of Common Stock subject to outstanding awards in the event of any changes in the outstanding Common Stock by reason of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction.

         Under the 1996 Director's Plan, non-qualified stock options exercisable to purchase an aggregate of twenty-five thousand (25,000) shares of Common Stock are granted pursuant to a director's appointment to the Board. The purchase price of the shares of Common Stock subject to such stock options will equal the fair market value of such shares on the date of the grant, as determined in accordance with the 1996 Directors' Plan. Stock options awarded under the 1996 Directors's Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. No stock option may be granted under the 1996
         Directors' Plan after ten (10) years from the effective date of the Plan. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1996 Directors'
         Plan. Upon termination of a director's service on the Board, any stock options vested as of the date of termination may be exercised until the sixth month anniversary of such date (unless such options expire earlier in accordance with their terms); provided that if such termination is a result of such directors's removal from the Board other than due to his death or disability, all stock options will terminate immediately.

         1997 OMNIBUS INCENTIVE PLAN

         In November 1997, the Company adopted the 1997 Omnibus Incentive Plan (the "Omnibus Plan") to replace the 1991 Plan pursuant to which there will be no further grants of awards under such plan. The Omnibus Plan provides for compensatory equity-based awards (each an "Award") to employees, directors and consultants of the Company and its affiliates.

         There are reserved for issuance pursuant to, or by reason of, stock awards and stock-based awards an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Omnibus Plan, the Stock Purchase Plan, the 1991 Plan and the 1996 Directors' Plan (collectively, the "Employee Stock Plans")) less the number of shares of Common Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the Employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 5,000,000 shares of Common Stock. Awards may be granted for no consideration and may consist of stock options, stock awards, SARs, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. Any Award issued under the Omnibus Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available for Award under the Omnibus Plan. No participant may receive stock awards or stock-based awards to acquire more than 500,000 shares in any one year. The Stock Option Committee will administer the Omnibus Plan and have the full power and authority, subject to the provisions of the Omnibus Plan, to designate participants, grant Awards and determine the terms of all Awards. Members of the Stock Option Committee are not eligible to receive Awards under the Omnibus Plan. The Omnibus Plan will terminate on November 3, 2007, ten years from the date of adoption of the Plan by the Board, unless earlier terminated by the Board..

         1997 STOCK PURCHASE PLAN

         In November 1997, the Company adopted the 1997 Employee Stock
         Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan will be administered by the Stock Option Committee. It is the Company's intention that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Code.

         The Stock Purchase Plan authorizes the Stock Option Committee to grant options to purchase shares of Common Stock to eligible employees pursuant to one or more offerings to be made under the Stock Purchase Plan.

         There are reserved for issuance upon the exercise of options to be granted under the Stock Purchase Plan an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Employee Stock Plans) less the number of shares of Common Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 5,000,000 shares of Common Stock.

         The Stock Option Committee may exclude employees of any specific subsidiary from any offering made under the Stock Purchase Plan and may determine not to include certain highly compensated employees. In addition, no option may be granted to any employee who, immediately after the option is granted, owns 5% or more of the value or voting power of all classes of stock of the Company or its parent, if any, or subsidiary corporations, after taking into account certain attribution rules, and no employee may be granted an option which permits his right to purchase Common Stock under the Stock Purchase Plan to accrue at a rate which exceeds twenty-five thousand dollars ($25,000) of the fair market value of such Common Stock for each calendar year in which such option is outstanding any time.

         Options granted under the Stock Purchase Plan will be subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend or other similar event affecting the Common Stock. Options will not be transferable, other than by will or the laws of descent and the distribution, or, if permitted pursuant to the Code, and the Regulations thereunder, without affecting the options's or the Stock Purchase Plan's qualifications under Section 423 of the Code, pursuant to qualified domestic relations order.

         The Stock Purchase Plan will terminate ten (10) years from the date of adoption (i.e., November 3, 2007), and an option shall not be granted under the Stock Purchase Plan after such date. Any options outstanding at the time of termination of the Stock Purchase Plan will continue in full force and effect according to the terms and conditions of the option and the Stock Purchase Plan.

         OTHER OPTIONS

         As consideration for the execution of a consulting agreement between the Placement Agent and the Company, the Company granted, as of January 30, 1996, to the Placement Agent stock options (the "Placement Agent Options") exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In addition, such consulting agreement provides that the Placement Agent will receive from the Company 750,000 shares of Common Stock (the "Placement Agent Shares") upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1999, of an acquisition of, or other business combination with, a company (or companies) with assets of at least $2.5 million (the "Acquisition"). In connection with the issuance of the Placement Agent Options, the Company recorded a non-cash compensation charge of $685,800 amortized over the initial one year term of the consulting agreement.


         In February 1998, the Company entered into an agreement with those parties who have been assigned the Biltmore Options and the rights to the Biltmore Fee Shares pursuant to which the Company will pay an aggregate of $3,500,000 for the Biltmore Options and the rights to the Biltmore Fee Shares. The agreement provides that in no event will the closing of this contemplated transaction occur later than the ninetieth day following the earlier to occur of (i) the consummation of the acquisition of JIHP or (ii) the Company raising aggregate gross proceeds of $60 million from one or more debt and/or equity financings. In the event that neither above referenced contingency is met this agreement shall terminate and be of no further force or effect.


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

         As of February 1, 1996, the Company amended its employment agreement with the CEO. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, upon execution of such amendment, options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock under the 1991 Plan were terminated, and the Company granted to the CEO stock options exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "CEO New Options"). In connection with the issuance of the CEO New Options, the Company recorded a non-cash compensation charge of $562,506 which was amortized over the twenty-one months ending October 31, 1997. Furthermore, as incentive compensation the CEO received a restricted stock grant of 250,000 shares of Common Stock (the "CEO Restricted Stock Grant"). The restrictions related to the CEO Restricted Stock Grant will lapse upon consummation by the Company of an Acquisition. As in the case of the Placement Agent Shares, the Company extended the required consummation date of the Acquisition to January 30, 1999. In connection with the issuance of the CEO Restricted Stock Grant, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the twelve-month initial contingency period ended January 30, 1997.

         To the extent the Company does not consummate an Acquisition meeting the specified standards by January 30, 1999, the CEO Restricted Stock Grant will be forfeited and the previously recorded non-cash compensation charge will be reversed accordingly. In January 1997, the term of the employment agreement was further extended to October 22, 1998 on the same terms and conditions. In November 1997, the Board approved the material terms of a new three-year employment agreement with the CEO. Pursuant to such new employment agreement, the CEO will agree to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $100,000, subject to increase to $250,000 upon the Company's attainment in any fiscal year of consolidated income before taxes of $1.25 million, which condition was waived in February 1998 (upon the recommendation of the Compensation Committee), and to annual cost of living increases. The employment agreement will be subject to successive one year renewal periods. The employment agreement will provide that if the CEO resigns for "Good Reason" (to be defined in the employment agreement) or if his employment is terminated by the Company other than for "Cause" (to be defined in the employment agreement), the CEO will be entitled to receive a payment of 2.99 times his highest annual salary and bonus pursuant to the employment agreement. In connection with this new employment agreement, the CEO was granted options to purchase four hundred seventy one thousand two hundred (471,200) shares of Common Stock under the 1991 Plan and twenty eight thousand eight hundred (28,800) shares of Common Stock under the Omnibus Plan at an exercise price of $1.0625 per share. Such options vest in 25% increments upon the Company's attainment of consolidated income before taxes of $1.25 million, $2.5 million, $3.75 million and $5.0 million, respectively, subject to immediate vesting upon (x) the occurrence of a change in Control and (y) the fifth anniversary of the date of grant. The Company intends to enter into such new employment agreement with the CEO, to be effective as of November 3, 1997, as soon as practicable.

         As consideration for the execution of a one-year consulting agreement, as of October 15, 1996, the Company granted to a consultant stock options (the "Consultant Options") exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five-year period at a cash exercise price of $1.0625 per share. The Consultant Options vested quarterly in equal installments over the one-year consulting agreement term. In connection with the issuance of the Consultant Options, the Company recorded a non-cash compensation charge of $35,628 which was amortized over the term of the consulting agreement.


8.         EMPLOYEE BENEFIT PLAN

           The Company has a 401(k) defined contribution profit sharing plan covering substantially all employees. Matching contributions by the Company are discretionary. During the year ended December 31, 1997, matching contributions were made by the Company in the amount of $17,163. During the years ended December 31, 1996 and 1995, no matching contributions were made by the Company.

9.         OTHER

           DUE FROM OFFICER - At December 31, 1997 and 1996, the CEO owed the Company $264,125 and $176,049, respectively, in connection with certain non-interest bearing advances. The advances through December 31, 1996 were scheduled to be repaid by December 31, 1994 but have not been repaid to date.

           BROOKLYN, NEW YORK MRI FACILITY - The Company leases its Brooklyn, New York MRI facility from a limited partnership, the general partner of which, consists of the CEO and another director of the Company, and MRI Financial Services, Inc. as a limited partner.
           In December 1996, the Company guaranteed a loan of approximately $250,000 to the limited partnership. The outstanding balance of this loan was approximately $178,000 at December 31, 1997.


           In May 1997, the Company entered into a consulting agreement with Dr. Kazmir, a director of the Company, for a one-year term commencing June 1, 1997. In January 1998, such agreement was terminated and a new consulting agreement for a one-year term commenced effective January 1, 1998. Pursuant to such agreement, Dr. Kazmir will provide such consultation and advice as the Company may reasonably request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Kazmir will be entitled to an annual consulting fee of $72,000.

           In October 1996, the Company entered into a consulting agreement with Ulises C. Sabato, M.D., a significant stockholder of the Company, for a one-year term which commenced on October 15, 1996. Pursuant to such agreement, Dr. Sabato will provide such consultation and advice as the Company may reasonably request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current potential referral sources. Pursuant to such agreement Dr. Sabato will be entitled to an annual consulting fee of $48,000. In addition, upon execution of such agreement, the Company granted to Dr. Sabato, stock options exercisable to purchase an aggregate of 50,000 shares of Common
           Stock over a five-year period at an exercise price of $1.0625 per share. The options vested quarterly in equal installments over the term of the one-year consulting agreement. In December 1997, the consulting agreement was extended until October 16, 1998. Dr. Sabato is a limited partner in Edgewater Imaging Associates, L.P., a joint venture partner of HealthCare Imaging Services of Edgewater, Inc., a wholly-owned subsidiary of the Company.

           In December 1997, the Company agreed to guarantee a loan of $1,000,000 from DFS to JIHP. This loan bears interest at 12% per annum and is repayable over forty-eight (48) months which commenced February 1998 at $26,330. This loan was funded by DFS to JIHP on January 8, 1998. Pavonia and each Physician Stockholder of Pavonia have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either Pavonia or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then Pavonia and each physician stockholder of Pavonia agree to indemnify and hold the Company harmless from and against any and all claims.

10.        RELATIONSHIP WITH CERTAIN MEDICAL LESSEES

           For the year ended December 31, 1997, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Rittenhouse Square Imaging Associates, LP; and Kings Medical Diagnostic Imaging, P.C.) which accounted for approximately 30%, 18%, 17%, 15% and 12% of total revenues, respectively. For the year ended December 31, 1996, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Edgewater Diagnostic Imaging, P.A.; Kings Medical Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) which accounted for approximately 30%, 21%, 19%, 18% and 12% of total revenues, respectively. For the year ended December 31, 1995, the Company had five Medical Lessees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Kings Medical Diagnostic Imaging, P.C. and Rittenhouse Square Imaging, L.P.) which accounted for approximately 29%, 21%, 20%, 13% and 12% of total revenues, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace such Medical Lessees.

11.        COMMITMENTS AND CONTINGENCIES

           The Company entered into Excess Capacity License Agreements with Licensees whereby it licenses its office space, equipment and employees at its Brooklyn, New York MRI facility during times such space, equipment and employees are not being utilized by the Company. The Licensees in turn license such "excess" space, equipment and employees to physicians and medical practices ("sublicensees") for the provision of MRI scans. The Company receives a fee for every MRI scan performed by the Licensees and/or sublicensees at the facility and also furnishes related billing and collection services for an additional fee. Furthermore, the Company provides a short term line of credit to the Licensees under the Excess Capacity License Agreements for certain working capital purposes based upon a percentage of the fees payable to the Licensees and/or the sublicensees which is secured by the Licensees' and sublicensees' related patient accounts receivable. Advances under the line of credit amounted to $197,815 and $351,401 at December 31, 1997 and 1996, respectively, which are solely attributed to the unrelated licensee.

           The Company is a defendant in a number of lawsuits. The Company believes the claims are without merit and will be defended vigorously. At December 31, 1997, the Company believes that the resolution of these matters will not have a material impact on the Company's financial condition or results of operations.

12.        SELECTED QUARTERLY DATA (UNAUDITED)

           The following table sets forth selected quarterly financial information for the years ended December 31, 1997 and 1996:



                                                                           NET EARNINGS (LOSS)
          QUARTER ENDED                         NET REVENUES                AMOUNT                  PER SHARE
          -------------                         ------------                ------                  ---------
             3-31-97                             $2,680,450                    $2,812          $ .00
             6-30-97                              2,425,181                  (51,154)          (.01)
             9-30-97                              2,566,669                 (287,993)          (.04)
            12-31-97                              2,575,640                 (467,970)          (.06)
                                                  ---------                 ---------          -----
                                                $10,247,940                $(804,305)         $(.13)
                                                ===========                ==========         ======

             3-31-96                             $2,354,892                $(266,324)         $(.06)
             6-30-96                              2,283,056                 (372,260)          (.08)
             9-30-96                              2,425,043                 (271,155)          (.06)
            12-31-96                              2,724,600                    47,943           .02
                                                -----------               -----------          ----
              YEAR                               $9,787,591                $(861,796)         $(.18)
                                                 ==========                ==========         ======


                                                                 SCHEDULE II

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------


                 COLUMN A                         COLUMN B        COLUMN C       COLUMN D       COLUMN E
                                                                 Additions
                                                Balance at      Charged to                       Balance at
                                                January 1,       Costs and                     December 31,
                Description                      1997           Expenses       Deductions        1997 (C)
                                            --------------     -----------     ----------     ---------------
Allowance for doubtful accounts                 $471,150           $      -       $49,750(B)     $  421,400
receivable - Mobile MRI Operations              ========           ========       =======        ==========

                                                                Additions
                                                Balance at      Charged to                      Balance at
                                                January 1,       Costs and                     December 31,
                Description                      1996           Expenses       Deductions        1996 (C)
                                            --------------     -----------     ----------      -------------
Allowance for doubtful accounts
receivable - Mobile MRI Operations            $1,082,000           $     -       $610,850(B)      $  471,150
                                              ==========           =======       ========         ==========

                                                                 Additions
                                                Balance at      Charged to                       Balance at
                                                January 1,       Costs and                     December 31,
                Description                      1995           Expenses       Deductions          1995
                                            --------------     -----------     ----------      -------------
Allowance for doubtful accounts
receivable - Mobile MRI Operations (A)        $1,082,000          $      -        $     -        $1,082,000
                                              ==========          ========        =======        ==========

Notes:
------
 (A) The Company entered into an arrangement, effective August 31, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment (See Note
           2).
 (B) Represents recoveries of accounts receivable of $49,750 for December 31, 1997 and recoveries and write-offs of accounts receivable of $392,286 and $218,564 for December 31, 1996.
 (C) The above noted amounts are included in the allowance for doubtful accounts receivable as disclosed on the consolidated balance sheets. Such allowance for doubtful accounts receivable disclosed on the consolidated balance sheets also represents the Medical Lessee's allowance of approximately $4,555,584 and $3,847,347 in 1997 and 1996, respectively.