Form 10-Q
period 1998-03-31
HEALTHCARE IMAGING SERVICES INC
filed 1998-05-08
CIK 878230

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

         Class                                       Outstanding at May 5, 1998
Common Stock, $.01 par value                               10,386,474 shares

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.           FINANCIAL INFORMATION:                                   PAGE

Item 1.  Financial Statements:

     Consolidated Balance Sheet -
         March 31, 1998 and December 31, 1997                               3

     Consolidated Statements of Operations -
         Three months ended March 31, 1998 and 1997                         4

     Consolidated Statements of Changes in Stockholders
         Equity - For the three months ended March 31, 1998                 5

     Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997                         6

     Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                       14

PART II.          OTHER INFORMATION

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 17

                                  HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                                                        MARCH 31,          DECEMBER 31,
Assets                                                                                    1998                  1997
------                                                                                   ------                -----
                                                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents                                                        $     386,725         $     70,626
   Accounts receivable - net                                                            5,932,401            5,375,351
   Prepaid expenses and other                                                             223,114              186,082
                                                                                      -----------           ----------
                  Total current assets                                                  6,542,240            5,632,059
                                                                                        ---------           ----------
Property, Plant and Equipment - Net                                                     5,898,439            5,518,772
                                                                                        ---------           ----------
Other Assets:
   Advances to licensee                                                                   140,233              197,815
   Goodwill - net                                                                       1,670,579            1,695,054
   Due from officer                                                                       264,125              264,125
   Other assets                                                                           407,278              232,810
                                                                                        ---------              -------
                  Total other assets                                                  $ 2,482,215            2,389,804
                                                                                      -----------            ---------
Total Assets                                                                          $14,922,894          $13,540,635
                                                                                      ===========          ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Borrowings under revolving line of credit                                         $  1,703,359        $   1,462,000
   Accounts payable and accrued expenses                                                1,731,098            1,354,200
   Current portion of capital lease obligations                                         1,736,469            1,647,148
   Income taxes payable                                                                    24,794               16,044
                                                                                    -------------               ------
                  Total current liabilities                                             5,195,720            4,479,392
                                                                                      -----------           ----------
Noncurrent Liabilities:
   Capital lease obligations                                                            3,068,977            2,780,447
   Reserve for restructuring costs                                                        299,685              321,465
                                                                                   --------------             --------
                  Total noncurrent liabilities                                          3,368,662            3,101,912
                                                                                    -------------            ---------
Minority Interests                                                                        639,774              546,433
                                                                                    -------------            ---------
Stockholders' Equity:
   Convertible preferred stock, $.10 par value:  1,000,000 shares authorized,
   31,500 outstanding at March 31, 1998 and 185,000 outstanding at
   December 31, 1997 (Each convertible into seven (7) shares of Common Stock)               3,150               18,500
   Common stock, $.01 par value:  50,000,000 shares authorized, 10,386,474
   outstanding  at March 31, 1998 and 9,286,974 outstanding at December 31, 1997          103,865               92,870
   Additional paid-in capital                                                          12,699,033           12,694,678
   Accumulated deficit                                                                 (7,087,310)          (7,393,150)
                                                                                      -----------          -----------
                  Total stockholders' equity                                            5,718,738            5,412,898
                                                                                     ------------          -----------
Total Liabilities and Stockholders' Equity                                            $14,922,894          $13,540,635
                                                                                     ============          ===========





         See accompanying notes to consolidated financial statements.

                        HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ---------------------------------
                                                                             (Unaudited)
                                                                     1998                  1997
                                                                     ----                  ----
Revenues                                                         $3,198,641           $  2,680,450
                                                                 ----------           ------------
OPERATING EXPENSES:
   Salaries                                                         771,386                702,703
   Other operating expenses                                         743,881                813,143
   Films and supplies                                               127,693                142,318
   Equipment maintenance and repairs                                138,382                173,495
   Consulting and marketing fees                                    250,449                 49,200
   Professional fees                                                 95,424                 62,601
   Depreciation and amortization                                    424,871                324,853
   Interest                                                         194,599                107 139
                                                                    -------              ---------
                                                                  2,746,685              2,375,452
                                                                 ----------              ---------
Income Before Non-Cash Compensation Charge,
Minority Interests in Joint Ventures and Income
Taxes                                                               451,956                304,998

Non-Cash Compensation Charge                                             --              (191,846)

Minority Interests in Joint Ventures                              (136,130)               (97,159)
                                                                -----------              ---------
Operating Income Before Income Taxes                                315,826                 15,993

Income Tax Provision                                                  9,986                 13,181
                                                               ------------                -------
Net Income                                                   $      305,840       $          2,812
                                                             ==============       ================




Net Income per Common Share - Basic                          $          .03       $            .00
                                                             ==============       ================
Weighted Average Common Shares
   Outstanding - Basic                                            9,762,235              4,961,974
                                                             ==============       ================
Net Income per Common Share- Diluted                         $          .03       $            .00
                                                             ==============       ================
Weighted Average Common Shares
   Outstanding - Diluted                                         11,397,184             10,255,754
                                                             ==============       ================



         See accompanying notes to consolidated financial statements.


                                     HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                         (Unaudited)
                                                                                                      ACCUMULATED
                                         PREFERRED STOCK          COMMON STOCK            ADDITIONAL    (DEFICIT)        TOTAL
                                         ---------------          ------------             PAID-IN      RETAINED     STOCKHOLDERS'
                                       SHARES       AMOUNT     SHARES       AMOUNT         CAPITAL      EARNINGS         EQUITY
                                       ------       ------     ------       ------        ----------  -----------    -------------
BALANCE, JANUARY 1, 1998                185,000    $18,500      9,286,974     $92,870    $12,694,678  $(7,393,150)    $5,412,898

Conversion Series C Convertible
Preferred Stock                        (153,500)   (15,350)     1,074,500      10,745          4,605           --             --

Record cashless exercise of stock
option grant                                                       25,000         250           (250)

Net income for three months ended
March 31, 1998                                                                                            305,840        305,840
                                    ----------- ----------  ------------- -----------  ------------- -------------    ----------
BALANCE, MARCH 31, 1998                  31,500     $3,150     10,386,474    $103,865    $12,699,033  $(7,087,310)    $5,718,738
                                    =========== ==========  ============= ===========  ============= =============    ===========









             See accompanying notes to consolidated financial statements.


                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Three Months Ended
                                                                               March 31,
                                                                    -------------------------------
                                                                              (Unaudited)
                                                                         1998                 1997
                                                                         ----                 ----
Cash Flows From Operating Activities:
  Net income                                                         $  305,840            $  2,812
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      424,871             324,853
     Amortization of non-cash compensation                                   --             191,846
     Minority interests in joint ventures                               136,130              97,159
     Allowance for doubtful account                                     182,000             135,000
Changes in Assets and Liabilities:
       Accounts receivable                                             (739,050)           (502,784)
       Prepaid expenses and other                                       (37,032)            (76,292)
       Advances to licensee                                              57,582                (472)
       Accounts payable and accrued expenses                            376,898             203,833
       Income taxes payable                                               8,750              11,750
       Other assets                                                    (178,343)           (167,913)
                                                                     ----------           ---------
            Net cash provided by operating activities                   537,646             219,792
                                                                     ----------           ---------

Cash Flows from Investing Activities:
   Proceeds from sale of marketable securities                               --             625,000
   Purchases of property, plant and equipment                            (1,962)           (109,924)
                                                                     ----------           ---------
   Net cash (used in) provided by investing activities                   (1,962)            515,076
                                                                     ----------           ---------

Cash Flows from Financing Activities:
   Borrowings under the revolving line of credit                        241,359                  --
   Distributions to limited partners of joint ventures                  (42,789)           (123,078)
   Payments on capital lease obligations                               (396,375)           (267,600)
   Proceeds received on sublease for restructured operations             34,727              37,043
   Payments against reserve for restructuring costs                     (56,507)           (127,138)
                                                                     ----------           ---------
         Net cash used in financing activities                         (219,585)           (480,773)
                                                                     ----------           ---------

   Increase in cash and cash equivalents                                316,099             254,095
   Cash and cash equivalents at beginning of period                      70,626             173,879
                                                                     ----------           ---------
   Cash and cash equivalents at end of period                        $  386,725           $ 427,974
                                                                     ==========           =========

Supplemental Cash Flow Information:
   Interest paid during the period                                   $  196,893           $ 109,976
                                                                     ==========           =========
   Income taxes paid during the period                               $    1,236           $   1,431
                                                                     ==========           =========

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
   Capital leases principally for medical equipment                  $  774,226           $       -
                                                                     ==========           =========




                 See accompanying notes to consolidated financial statements.

              HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998

Note 1. - Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the related statements of operations and cash flows for the periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in annual financial statements have been omitted from the accompanying interim consolidated financial statements.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected for the year ending December 31, 1998 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which is on file at the Securities and Exchange Commission.

Note 2. - Revolving Credit Facility

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with a lender to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the lender. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At March 31, 1998, the Company had $1,703,359 outstanding under this credit facility.

Note 3. - Earnings Per Share

         Basic earnings per commom share are computed by dividing net income by the number of weighted average common shares outstanding for the three months ended March 31, 1998 and 1997. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 1998 and 1997 plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and awards and conversion of the preferred shares. For the three months ended March 31, 1998 and 1997 diluted earnings per share was not materially different from basic earnings per share.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                      For the Three Months Ended March 31,
                                      1998                               1997
                     -----------------------------------       -------------------------------
                     Income        Shares     Per-Share        Income       Shares      Per-Share
                   (Numerator)  (Denominator)   Amount        (Numerator)  (Denominator)  Amount
                   -----------  -------------  --------       -----------  ------------- --------

Basic EPS
Net income         $305,840     9,762,235       $0.03         $2,812         4,961,974    $0.00
                                               =======                                    ======
Effect of Dilutive
Securities
Stock options       --            803,544                        --            673,780
Convertible
preferred stock     --            831,405                        --          4,620,000
                  -----------------------                     --------------------------
Diluted EPS
Net income         $305,840    11,397,184       $0.03         $2,812        10,255,754    $0.00
                  ====================================        ==================================


Note 4. - Letters of Intent with respect to the acquisition of Jersey Integrated HealthPractice, Inc.

         As the Company previously announced on March 2, 1998, it has decided to expand its strategic focus into the area of physician practice management. To that end, the Company has entered into two letters of intent (the "JIHP Letters of Intent") with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a management services organization formed and owned by Pavonia Medical Associates, P.A. ("Pavonia") and Liberty Health Care Systems, Inc. ("Liberty") of Jersey City, New Jersey. Pavonia, one of the largest independent, multi-specialty practices in New Jersey, is comprised of over 60 physicians serving over 75,000 patients in 6 locations in New Jersey. In consideration for this acquisition, the letters of intent provide, among other things, that the Company would pay and/or issue to Pavonia and Liberty, in the aggregate, (i) $7.0 million in cash, (ii) 5.5 million shares of the Company's common stock (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) $5.0 million of convertible redeemable preferred stock of the Company. The preferred stock would be redeemable by the Company at any time and is convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the common stock. The letters of intent also provide that JIHP would enter into a non-cancelable (subject to certain limited exceptions) management services agreement with Pavonia, pursuant to which JIHP would provide all non-medical management services to Pavonia and, in exchange therefore, would be entitled to an annual management fee equal to the greater of (x) 10% of the annual gross revenues of Pavonia or (y) $2.0 million per annum. The consummation of the transactions is subject to several material conditions including among other things, the receipt of necessary financing, the approval of the Company's stockholders, the negotiation of definitive documentation, the absence of material adverse changes and the satisfactory completion of due diligence. Although, there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate it within the next several months.

         In furtherance of its objective of establishing physician practice management operations in New York and New Jersey, the Company is actively negotiating with several primary care and multi-specialty physician practices, as well as the faculty practices of several hospitals. The Company has not entered into any definitive acquisition agreements or administrative service agreements with respect to its physician practice management operations, although it expects to do so within the next several months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the expansion of the Company's strategic focus, and sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe, estimate or anticipate, shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially, including the ability to establish physician practice management operations, availability of financing, reimbursement of healthcare costs, delayed payment and risk of non-payment and reliance on key personnel. Additional information regarding factors that could potentially affect the Company or its financial results are included in the Company's other filings with the Securities and Exchange Commission.

For Three Months Ended March 31, 1998 vs. March 31, 1997

         For the three months ended March 31, 1998, revenues were $3,198,641 as compared to $2,680,450 for the three months ended March 31, 1997, an increase of approximately $518,000. This increase was primarily due to increased revenues at the Company's multi-modality fixed-site facility in Ocean Township, New Jersey (approximately $320,000), as well as the commencement of fixed-site MRI services in May 1997 at the Meadowlands Hospital Medical Center located in Secaucus, New Jersey (approximately $238,000) (the "Meadowlands MRI Facility") and the acquisition of a fixed-site MRI facility, with ultrasound, located in New York City, New York in November 1997 (approximately $204,000) (the "New York City MRI Facility"), all of which were partially offset by decreased revenues at the Company's MRI facility located in Brooklyn, New York (approximately $180,000) (the "Brooklyn MRI Facility").

         For the three months ended March 31, 1998, operating expenses were $2,746,685 as compared to $2,567,298 for the three months ended March 31, 1997, an increase of approximately $179,000. This increase was primarily due to (i) expenses incurred in connection with the operation of the Meadowlands MRI Facility (approximately $127,000), (ii) additional operating costs associated with the New York City MRI Facility (approximately $174,000), (iii) increased consulting and marketing fees (approximately $201,000), all of which were partially offset by (iv) certain non-cash compensation charges which were fully amortized during fiscal 1997 (approximately $192,000 was amortized during the three months ended March 31, 1997). The non-cash compensation charges result primarily from the grant of (i) stock options to two of the Company's former directors, (ii) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and (iii) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See, "Liquidity and Capital Resources of the Company."

         During the three months ended March 31, 1998, as a corporate general partner, the Company recorded $13,289 of losses attributable to the limited partnership interest in the Philadelphia,

Pennsylvania joint venture (the "Philadelphia MRI Facility") in excess of the limited partners' capital accounts.

         Historically, the operating results for the Company have been negatively impacted by the Philadelphia MRI Facility. However, the Company's expanded advertising and marketing efforts on behalf of the Philadelphia MRI Facility has resulted in significantly reduced losses. The Company is negotiating the purchase of the interest in the Philadelphia MRI Facility not currently owned by it (i.e., the limited partners' interest) and it expects to consummate such purchase by the end of fiscal 1998. However, there can be no assurance as to the timing or consummation of this purchase, or as to the timing or the magnitude of a restructuring charge, if any, relating to the Philadelphia MRI Facility. In addition, the operating results of the Company for the three months ended March 31, 1998 were substantially affected by the Brooklyn MRI Facility which incurred a loss of $237,597. In connection with the Company's review of the viability of this facility, the Company is actively considering the sale, sublease or renegotiation of the terms of the lease of this facility. However, there can be no assurances that such a sale, sublease or renegotiation will be successfully concluded.

         The Company has not yet made an assessment as to Year 2000 compliance issues. Therefore, no assurance can be given that the effects of the Year 2000 will not have a material adverse effect on the Company's operation and financial condition.

Liquidity and Capital Resources of the Company


         As of March 31, 1998, the Company had a cash balance of $386,725, current assets of $6,542,240 and working capital of $1,346,520. Cash flows provided by operating activities were $537,646 for the three months ended March 31, 1998, which consisted primarily of depreciation and amortization of $424,871, an increase in the allowance for doubtful accounts receivable of $182,000 and minority interests in joint ventures of $136,130. Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $739,050 due to an increase in the number of procedures being performed, an increase in accounts payable and accrued expenses of $376,898 primarily due to a security deposit received in the amount of $200,000 relating to the sale of the mobile MRI unit at the Meadowlands MRI Facility and an extension of the period during which vendors are paid.

         Cash flows used in financing activities were $219,585, which consisted primarily of payments on capital lease obligations of $396,375, payments against reserves for restructuring costs of $56,507 and distributions to limited partners of joint ventures of $42,789, partially offset by borrowings of $241,359 under the revolving line of credit, proceeds of $34,727 from the sublease of the restructured mobile MRI operations and the Maiden Choice MRI equipment.

         The Company's Philadelphia MRI Facility, which has been operating since November 1992, continues to operate at a loss. In order to support the operations of this facility, the Company has made and continues to make working capital loans to this joint venture. As of March 31, 1998, the amount of such working capital loans was approximately $2,702,000 (of which approximately

$152,000, inclusive of an intercompany interest charge of approximately $62,000, was loaned in 1998). In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company cannot at this time determine when, or if, these loans will be repaid. The Company is negotiating the purchase of the present limited partners interests in such joint venture which it expects to consummate by the end of fiscal 1998. However, there can be no assurance that these negotiations will be successfully concluded or as to the timing and magnitude of a restructuring charge, if any, relating to the Philadelphia MRI Facility. In addition, because of the increasingly difficult operating environment relating to the Company's Brooklyn MRI Facility, the Company is currently contemplating selling, subleasing or renegotiating the terms of the lease with respect to this facility.

         The nature of the Company's operations require significant capital expenditures which have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering in November 1991, the sale of the Series C Preferred Stock in February 1996 and the offering and exercise of warrants. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes it will continue to be able to obtain the financing necessary for its continued expansion.

         As of January 30, 1996, the Company entered into a one year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and will seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. The consulting agreement provided for the issuance to Biltmore upon execution thereof of options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1999, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement (the "Acquisition"). In connection with the issuance of the Biltmore Options, the Company recorded a non-cash compensation charge of $685,800 which was amortized over the initial term of the consulting agreement.

         In February 1998, the Company entered into an agreement (the
"Biltmore Agreement") with those parties who have been assigned the Biltmore Options, upon the terms and subject to the conditions set forth in the Biltmore Agreement, and the rights to the Biltmore Fee Shares pursuant to which the Company will pay an aggregate of $3,500,000 for the Biltmore Options and the rights to the Biltmore Fee Shares. The Biltmore Agreement provides that in no event will the closing of this contemplated transaction occur later than the ninetieth (90) day following the earlier to occur of (i) the consummation of the acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP") or (ii) the Company raising aggregate gross proceeds of $60 million from one or more debt and/or equity financings. In the event that neither above referenced contingency is met by June 30, 1998, the Biltmore Agreement shall terminate and be of no further force or effect.

         In November 1996, the Company formed a limited liability company, of which it owned sixty (60%) percent, with Practice Management Corporation to provide on-site MRI services to Meadowlands Hospital Medical Center (the "Meadowlands MRI Facility"). The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. The operating results of the Company, for the year ended December 31, 1997 were adversely affected by this facility which incurred a loss of $383,195. In addition, as of December 31, 1997, the Company made working capital loans to this joint venture of approximately $941,000 inclusive of management fees and intercompany interest. Based upon losses sustained and due to the expectation of continuing losses, the Company has decided to sell the mobile MRI unit and to cease its MRI services at the Meadowlands MRI Facility. The Company acquired the joint venture interest not owned by it effective as of December 31, 1997. The Company has also entered into an agreement for the sale of the mobile MRI unit with an unaffiliated third party. It is anticipated that the sale of the mobile MRI unit will be consummated and the operations at the Meadowlands MRI Facility will be terminated during the second quarter of fiscal 1998. No loss is anticipated in connection with such sale and cessation of operations of this facility. The Company anticipates that the decrease in revenues attributable to the closure of the Meadowlands MRI Facility will be partially offset by an increase in revenues resulting from the expansion and enhancement of the Company's MRI facility located in nearby Edgewater, New Jersey.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with a lender to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the lender. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At March 31, 1998, the Company had $1,703,359 outstanding under this credit facility.

         In December 1997, in conjunction with the JIHP Letters of Intent, the Company agreed to guarantee a loan of $1,000,000 from DVI Financial Services, Inc. ("DFS") to JIHP. This loan bears interest at 12% per annum and is payable in forty-eight (48) monthly installments of $26,330 which commenced February 1998. Pavonia and each physician stockholder of Pavonia have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either Pavonia or JIHP, and the acquisition by the Company of JIHP is not consummated as contemplated by the JIHP Letters of Intent, then Pavonia and each physician stockholder of Pavonia agree to indemnify and hold the Company harmless from and against any such liabilities.

         The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the

Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable.

                          PART II - OTHER INFORMATION

         Items 1 through 4 have been omitted because the related information is either inapplicable or has been previously reported.

Item 5.  Other Information

         On April 24, 1998, the Company issued the press release (the "Press Release") annexed as Exhibit 99.1 hereto. The Press Release is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form  8-K

         (a) Exhibit 10.54 - Employment Agreement dated April 13, 1998 between Robert D. Baca and HealthCare Imaging Services, Inc.*

                  Exhibit 27 - Financial Data Schedule

                  Exhibit 99.1 - Press Release of HealthCare Imaging Services, Inc. dated April 24, 1998

                  * Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

         (b)      Reports on Form 8-K

                  (1) The Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on January 16, 1998.

                  (i) Item 7.  Financial Statements and Exhibits

                  (a) Audited Financial Statements of M. R. Radiology Imaging of Lower Manhattan, P.C. for the year ended December 31, 1996.
                  (b) Unaudited Financial Statements of M. R. Radiology Imaging of Lower Manhattan, P.C. for the nine month period ended September 30, 1997.
                  (c)      Pro Forma Financial Information of the Company and
                           M. R. Radiology Imaging of Lower Manhattan, P.C.:
                           (i) Pro Forma Consolidated Condensed Balance Sheets as of September 30, 1997
                           (ii) Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1997
                           (iii) Pro Forma Consolidated Statements of Operations for the year ended December 31, 1996

                  (d)      Consent of David Fischer & Co., P.A.

         (2) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 1998.

                  (i)      Item 5. Other Events
                  (ii)     Item 7. Financial Statements and Exhibits
                           (a) Press Release of HealthCare Imaging Services,
                               Inc. dated March 2, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEALTHCARE IMAGING SERVICES, INC.
                                                        (Registrant)



Date:  May 8, 1998                                /s/ Elliott H. Vernon
                                                  ---------------------
                                                  Elliott H. Vernon
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)




Date:  May 8, 1998                                /s/ Scott P. McGrory
                                                  --------------------
                                                  Scott P. McGrory
                                                  Vice President - Controller
                                                  (Principal Financial and
                                                  Accounting Officer)