Form 10-Q
period 1998-06-30
HEALTHCARE IMAGING SERVICES INC
filed 1998-08-13
CIK 878230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Class                                 Outstanding at August 12, 1998
Common Stock, $.01 par value                       10,526,474 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.           FINANCIAL INFORMATION:                             PAGE

Item 1.  Financial Statements:

     Consolidated Balance Sheets -
       June 30, 1998 and December 31, 1997                            3

     Consolidated Statements of Operations -
       Three and six months ended June 30, 1998 and 1997              4

     Consolidated Statements of Changes in Stockholders'
       Equity - For the six months ended June 30, 1998                5

     Consolidated Statements of Cash Flows -
       Six months ended June 30, 1998 and 1997                        6

     Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of                      9
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About              14
         Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                           16

EXHIBIT INDEX                                                        17

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,           DECEMBER 31,
Assets                                                                             1998                  1997
------                                                                             ------                -----
                                                                                 (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                        $     113,326         $     70,626
   Accounts receivable - net                                                            6,283,207            5,375,351
   Prepaid expenses and other                                                             180,807              186,082
                                                                                   --------------       --------------
                  Total current assets                                                  6,577,340            5,632,059
                                                                                    -------------        -------------
Property, Plant and Equipment - Net                                                     5,181,600            5,518,772
                                                                                    -------------        -------------
Other Assets:
   Advances to licensee                                                                   126,225              197,815
   Goodwill - net                                                                       1,634,790            1,695,054
   Due from officer                                                                       264,125              264,125
   Other assets                                                                           733,265              232,810
                                                                                   --------------       --------------
                  Total other assets                                                    2,758,405            2,389,804
                                                                                    -------------        -------------
Total Assets                                                                          $14,517,345          $13,540,635
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Borrowings under revolving line of credit                                        $   1,645,269        $   1,462,000
   Accounts payable and accrued expenses                                                1,473,193            1,354,200
   Current portion of capital lease obligations                                         1,538,903            1,647,148
   Income taxes payable                                                                     9,094               16,044
                                                                                -----------------     ----------------
                  Total current liabilities                                             4,666,459            4,479,392
                                                                                   --------------       --------------
Noncurrent Liabilities:
   Capital lease obligations                                                            2,652,259            2,780,447
   Reserve for restructuring costs                                                        262,439              321,465
                                                                                  ---------------      ---------------
                  Total noncurrent liabilities                                          2,914,698            3,101,912
                                                                                   --------------       --------------
Minority Interests                                                                        708,158              546,433
                                                                                  ---------------      ---------------
Stockholders' Equity:
   Convertible preferred stock, $.10 par value:  1,000,000 shares authorized 21,500 outstanding at June 30, 1998 and 185,000 outstanding at December 31, 1997,(each
   convertible into seven (7) shares of common stock)                                       2,150               18,500
   Common stock, $.01 par value:  50,000,000 shares authorized, 10,456,474
   outstanding  at June 30, 1998 and 9,286,974 outstanding at December 31, 1997           104,565               92,870
   Additional paid-in capital                                                          12,699,333           12,694,678
   Accumulated deficit                                                                 (6,578,018)          (7,393,150)
                                                                                  ---------------      ---------------
                  Total stockholders' equity                                            6,228,030           5,412,898
                                                                                   --------------       -------------
Total Liabilities and Stockholders' Equity                                           $ 14,517,345         $13,540,635
                                                                                     ============         ===========


          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          -------------------------    --------------------------
                                                             1998          1997            1998          1997
                                                          -----------   -----------    ------------  ------------
                                                                 (UNAUDITED)                  (UNAUDITED)
                                                                 -----------                  ------------
Revenues                                                   $3,304,013    $2,425,181      $6,502,654    $5,105,631
OPERATING EXPENSES:
   Salaries                                                   918,318       652,981       1,689,704     1,355,684
   Other operating expenses                                   735,452       784,214       1,479,333     1,597,357
   Films and supplies                                         144,182       109,252         271,875       251,570
   Equipment maintenance and repairs                          129,131       144,170         267,513       317,665
   Consulting and marketing fees                              123,751        85,416         374,200       134,616
   Professional fees                                          156,340       156,935         251,764       219,536
   Depreciation and amortization                              425,374       363,772         850,245       688,625
   Interest                                                   192,850       117,938         387,449       225,077
   Gain on sale of property, plant and equipment             (151,767)     (105,000)       (151,767)     (105,000)
                                                          -----------   -----------    ------------  ------------
                                                            2,673,631     2,309,678       5,420,316     4,685,130
                                                          -----------   -----------    ------------  ------------
Income before non-cash compensation charge, minority
   interests in joint ventures and income taxes               630,382       115,503       1,082,338       420,501
Non-cash compensation charge                                       --       (89,265)             --      (281,111)
Minority interests in joint ventures                         (111,590)      (66,642)       (247,720)     (163,801)
                                                          -----------   -----------    ------------  ------------
Operating income (loss) before income taxes                   518,792       (40,404)        834,618       (24,411)
Income tax provision                                            9,500        10,750          19,486        23,931
                                                          -----------   -----------    ------------  ------------
Net income (loss)                                         $   509,292   $   (51,154)   $    815,132  $    (48,342)
                                                          ===========   ===========    ============  ============


Net income (loss) per common share - Basic                $       .05   $     (.01)    $        .08  $      (.01)
                                                          ===========   ===========    ============  ============
Weighted average common shares outstanding - Basic         10,428,012     5,594,589      10,096,963     5,280,029
                                                          ===========   ===========    ============  ============
Net income (loss) per common share- Diluted               $       .04   $     (.01)    $        .07  $      (.01)
                                                          ===========   ===========    ============  ============
Weighted average common shares outstanding - Diluted       11,318,017     5,594,589      11,366,540     5,280,029
                                                          ===========   ===========    ============  ============



          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                       PREFERRED STOCK            COMMON STOCK          ADDITIONAL                      TOTAL
                                       -------------------     --------------------       PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                       SHARES       AMOUNT     SHARES       AMOUNT        CAPITAL       DEFICIT         EQUITY
                                       ------       ------     ------       ------        -------       -------         ------
BALANCE, JANUARY 1, 1998                185,000    $18,500      9,286,974     $92,870    $12,694,678  $(7,393,150)    $5,412,898
Conversion of Series C Convertible
Preferred Stock                       (163,500)   (16,350)      1,144,500      11,445          4,905            --            --

Record cashless exercise of stock
option grant                                                       25,000         250          (250)

Net income for six months ended June
30, 1998                                                                                                   815,132       815,132
                                    ----------- ----------  ------------- -----------  ------------- ------------- -------------
BALANCE, JUNE 30, 1998                   21,500     $2,150     10,456,474    $104,565    $12,699,333  $(6,578,018)    $6,228,030
                                    =========== ==========  ============= ===========  ============= ============= =============


          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 --------------------------------
                                                                                           (UNAUDITED)
                                                                                     1998                1997
                                                                                 ------------        ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                              $    815,132        $    (48,342)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                    850,245             688,625
     Gain on sale of property, plant and equipment                                   (151,767)          (105,000)
     Amortization of non-cash compensation                                                 --             281,111
     Minority interests in joint ventures                                             247,720             163,801
     Allowance for doubtful accounts                                                  448,519             278,000
Changes in Assets and Liabilities:
       Accounts receivable                                                         (1,419,856)           (604,145)
       Prepaid expenses and other                                                       5,275             (34,086)
       Advances to licensee                                                            71,590              84,271
       Accounts payable and accrued expenses                                          118,993            (190,560)
       Income taxes payable                                                           (6,950)              (1,999)
       Other assets                                                                  (496,505)           (130,798)
                                                                                 ------------        ------------
            Net cash provided by operating activities                                 482,396             380,878
                                                                                 ------------        ------------

Cash Flows from Investing Activities:
   Proceeds from sale of marketable securities                                              --             625,000
   Proceeds from sale of property, plant and equipment                                655,000                   --
   Purchases of property, plant and equipment                                          (4,785)           (129,230)
                                                                                 ------------        ------------
            Net cash provided by investing activities                                 650,215             495,770
                                                                                 ------------        ------------

Cash Flows from Financing Activities:
   Borrowings under the revolving line of credit                                      183,269             300,000
   Proceeds from sale of property, plant and equipment related to
      restructured operations                                                              --             105,000
   Distributions to limited partners of joint ventures                                (85,995)           (208,188)
   Payments on capital lease obligations                                           (1,128,159)           (616,297)
   Proceeds received on sublease for restructured operations                           76,500              97,843
   Payments against reserve for restructuring costs                                  (135,526)           (279,870)
                                                                                 ------------        ------------
            Net cash used in financing activities                                  (1,089,911)           (601,512)
                                                                                 ------------        ------------

   Increase in cash and cash equivalents                                               42,700             275,136
   Cash and cash equivalents at beginning of period                                    70,626             173,879
                                                                                 ------------        ------------
   Cash and cash equivalents at end of period                                    $    113,326        $    449,015
                                                                                 ============        ============

Supplemental Cash Flow Information:
   Interest paid during the period                                               $    386,856        $    218,121
                                                                                 ============        ============
   Income taxes paid during the period                                           $     26,436        $     25,931
                                                                                 ============        ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Capital leases principally for medical equipment                              $    891,726        $  1,135,084
                                                                                 ============        ============
     Reinstatement of mobile MRI unit related to previously
       recorded restructured operations                                                              $    421,973
                                                                                                     ============
     Reinstatement of capital lease obligation related to previously
       recorded restructured operations                                                              $    574,575
                                                                                                     ============

          See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998

        NOTE 1.       BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and the related statements of operations and cash flows for the periods ended June 30, 1998 and 1997. There is no substantial income tax provision for the periods presented due to significant historical net operating loss carryforwards.

               The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations expected for the year ending December 31, 1998 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which is on file at the Securities and Exchange Commission.

        NOTE 2.       EARNINGS PER SHARE

               Basic earnings (loss) per common share are computed by dividing net income (loss) by the number of weighted average common shares outstanding for the three and six months ended June 30, 1998 and 1997. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 1998 and 1997 plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

               The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:



                                                          For the Three Months Ended June 30,
                                                 1998                                             1997
                             --------------------------------------------     --------------------------------------------
                                                                 Per-                                             Per-
                                 Income          Shares          Share             Loss           Shares          Share
                              (Numerator)     (Denominator)     Amount         (Numerator)     (Denominator)     Amount
                              -----------     -------------     ------         -----------     -------------     ------
BASIC EPS
Net Income (Loss)                 $ 509,292        10,428,012  $     0.05      $    (51,154)         5,594,589  $   (0.01)
                                                               ==========                                       ==========

EFFECTIVE OF DILUTIVE
SECURITIES
Stock Options                             -           711,043                              -                 -
Convertible preferred stock               -           178,962                              -                 -
                             -------------- -----------------                 -------------- -----------------

DILUTED EPS
Net Income (Loss)                 $ 509,292        11,318,017  $     0.04      $    (51,154)         5,594,589  $   (0.01)
                             ============== ================= ===========     ============== ================= ===========


                                                           For the Six Months Ended June 30,
                                                 1998                                             1997
                             --------------------------------------------     -------------------------------------------
                                                                 Per-                                             Per-
                                 Income          Shares          Share             Loss           Shares          Share
                              (Numerator)     (Denominator)     Amount         (Numerator)     (Denominator)     Amount
                              -----------     -------------     ------         -----------     -------------     ------
BASIC EPS
Net Income (Loss)                 $ 815,132     10,096,963  $     0.08      $    (48,342)         5,280,029  $  ( 0.01)
                                                            ==========                                       ==========

EFFECTIVE OF DILUTIVE
SECURITIES
Stock Options                             -        766,196                              -                 -
Convertible preferred stock               -        503,381                              -                 -
                             -------------- --------------                 -------------- -----------------

DILUTED EPS
Net Income (Loss)                 $ 815,132     11,366,540  $     0.07       $   (48,342)         5,280,029  $   (0.01)
                             ============== ============== ===========     ============== ================= ===========

        NOTE 3.       SALE OF MOBILE MRI UNIT

               In November 1996, the Company formed with Practice Management Corporation a limited liability company, of which the Company owned sixty (60%) percent, to provide on-site MRI services to Meadowlands Hospital Medical Center (the "Meadowlands MRI Facility") located in Secaucus, New Jersey. The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. Based upon losses sustained at such site and the expectations of continuing losses, the Company decided to sell the mobile MRI unit and to cease its MRI services at the Meadowlands MRI Facility. In order to facilitate the wind-down of operations, in March 1998, an agreement was reached whereby the Company acquired (for nominal consideration) the joint venture interest not owned by it effective as of December 31, 1997.

               In May 1998, the Company sold its remaining mobile MRI unit (previously utilized at the Meadowlands MRI Facility) to an unaffiliated third party. As a result of the sale of the mobile MRI unit, the Company recorded a one-time gain of $151,767, which was recorded in the second quarter of fiscal 1998. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Meadowlands MRI Facility, including the related debt service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the expansion of the Company's strategic focus, and sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may" or "should," and similar expressions, shall be deemed to be forward- looking statements. These forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, assumptions and other factors which could cause actual results to differ materially, including, but not limited to, the ability to establish physician practice management operations, availability of financing, reimbursement of healthcare costs, delayed payment and risk of non-payment and reliance on key personnel. Additional information regarding factors that could potentially affect the Company or its financial results are included in the Company's other filings with the Securities and Exchange Commission.

For the Six Months Ended June 30, 1998 vs. June 30, 1997

               For the six months ended June 30, 1998, revenues were $6,502,654 as compared to $5,105,631 for the six months ended June 30, 1997, an increase of approximately $1,397,000. This increase was primarily due to increased revenues at the Company's multi-modality fixed- site facility in Ocean Township, New Jersey (approximately $819,000), as well as the commencement of fixed-site MRI services in May 1997 at the Meadowlands Hospital Medical Center located in Secaucus, New Jersey (approximately $246,000) (the "Meadowlands MRI Facility") and the acquisition of a fixed-site MRI facility, with ultrasound, located in New York City, New York in November 1997 (approximately $430,000) (the "New York City MRI Facility"), all of which were partially offset by decreased revenues at the Company's MRI facility located in Brooklyn, New York (approximately $291,000) (the "Brooklyn MRI Facility").

               For the six months ended June 30, 1998, operating expenses were $5,420,316 as compared to $4,966,241 for the six months ended June 30, 1997, an increase of approximately $454,000. This increase was primarily due to (i) expenses incurred in connection with the operation of the New York City MRI Facility (approximately $360,000), (ii) increased salary expense due to staffing requirements relating to the Company's expanded strategic focus into the area of physician practice management, as well as to the increased number of procedures being performed at certain of the Company's facilities (approximately $234,000), and (iii) increased consulting and marketing fees (approximately $228,000), all of which were partially offset by certain non-cash compensation charges which were fully amortized during fiscal 1997 (approximately $281,000 was amortized during the six months ended June 30, 1997). The non-cash compensation charges resulted primarily from the grant of (x) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and (y) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement. See "Liquidity and Capital Resources of the Company."

               The operating results for the Company have been negatively impacted by the Brooklyn and Meadowlands MRI Facilities and the Company's MRI joint venture in Philadelphia, Pennsylvania (the "Philadelphia MRI Facility"). The Company's expanded advertising and marketing efforts on behalf of the Philadelphia MRI Facility over the last eighteen (18) months have significantly reduced losses. In addition, the Company is negotiating the purchase of the interest in the Philadelphia MRI Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the end of fiscal 1998. In connection with the Company's review of the viability of the Brooklyn MRI Facility, the Company is renegotiating the terms of its lease of this facility. In addition, the Company entered into an Excess Capacity Agreement effective June 1998 in respect of the Brooklyn MRI Facility, whereby the Company provides the use of the Brooklyn MRI facility and all ancillary services during "off-hours" to an unaffiliated licensee. However, notwithstanding the foregoing efforts, there can be no assurance that the renegotiation of the lease of the Brooklyn MRI Facility will be successfully concluded or that the procedures generated from the Excess Capacity Agreement will be sufficient to better support the operations of this facility. In May 1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Meadowlands MRI Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Meadowlands MRI Facility, including the related debt service.

               In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is actively negotiating affiliations with several primary care and multi-specialty physician practices, as well as the faculty practices of certain hospitals. The Company has not entered into any definitive acquisition agreements or administrative service agreements with respect to its physician practice management operations, although it expects to do so within the next several months.

For the Three Months Ended June 30, 1998 v. June 30, 1997

               For the three months ended June 30, 1998, revenues were $3,304,013 as compared to $2,425,181 for the three months ended June 30, 1997, an increase of approximately $879,000. This increase was primarily due to increased revenues at the Company's multi-modality fixed- site facility in Ocean Township, New Jersey (approximately $498,000), as well as from the acquisition of the New York City MRI Facility in November 1997 (approximately $225,000), all of which were partially offset by decreased revenues at the Brooklyn MRI Facility (approximately $111,000).

               For the three months ended June 30, 1998, operating expenses were $2,673,631 as compared to $2,398,943 for the three months ended June 30, 1997, an increase of approximately $275,000. This increase was primarily due to (i) expenses incurred in connection with the operation of the New York City MRI Facility (approximately $187,000), (ii) increased salary expense due to staffing requirements relating to the Company's expanded strategic focus into the area of physician practice management, as well as to the increased number of procedures being performed at certain of the Company's facilities (approximately $209,000), and (iii) increased consulting and marketing fees (approximately $32,000), all of which were partially offset by certain non-cash compensation charges which were fully amortized during fiscal 1997 (approximately $89,000 was amortized during the three months ended June 30, 1997). The non-cash compensation charges resulted primarily from the grant of stock options and a restricted stock award to the CEO. See "Liquidity and Capital Resources of the Company."

               As discussed above, the operating results for the Company have been negatively impacted by the Brooklyn, Meadowlands and Philadelphia MRI Facilities. The Company's expanded advertising and marketing efforts on behalf of the Philadelphia MRI Facility over the last eighteen (18) months have significantly reduced losses. In addition, the Company is negotiating the purchase of the interest in the Philadelphia MRI Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the end of fiscal 1998. In connection with the Company's review of the viability of the Brooklyn MRI Facility, the Company is renegotiating the terms of its lease of this facility. In addition, the Company entered into an Excess Capacity Agreement effective June 1998 in respect of the Brooklyn MRI Facility, whereby the Company provides the use of the Brooklyn MRI facility and all ancillary services during "off-hours" to an unaffiliated licensee. However, notwithstanding the foregoing efforts, there can be no assurance that the renegotiation of the lease of the Brooklyn MRI Facility will be successfully concluded or that the procedures generated from the Excess Capacity Agreement will be sufficient to better support the operations of this facility. In May 1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Meadowlands MRI Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Meadowlands MRI Facility, including the related debt service.

               In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is actively negotiating affiliations with several primary care and multi-specialty physician practices, as well as the faculty practices of certain hospitals. The Company has not entered into any definitive acquisition agreements or administrative service agreements with respect to its physician practice management operations, although it expects to do so within the next several months.

Liquidity and Capital Resources of the Company

               As of June 30, 1998, the Company had a cash balance of $113,326, current assets of $6,577,340, and working capital of $1,910,881. Cash flows provided by operating activities for the six months ended June 30, 1998 were $482,396, which consisted primarily of net income of $815,132, depreciation and amortization of $850,245, an increase in the allowance for doubtful accounts receivable of $448,519 and minority interests in joint ventures of $247,720. Other significant components of cash flows used in operating activities include an increase in accounts receivable of $1,419,856 due to an increase in the number of procedures being performed at the Company's facilities and an increase in other assets of $496,505 due to costs incurred in connection with the Company's expanded strategic focus into the area of physician practice management, both of which were partially offset by an increase in accounts payable and accrued expenses of $118,993.

               Cash flows provided by investing activities for the six months ended June 30, 1998 were $650,215 primarily due to proceeds from the sale of the mobile MRI unit which had been utilized at the Meadowlands MRI Facility.

               Cash flows used in financing activities for the six months ended June 30, 1998 were $1,089,911, which consisted primarily of payments on capital lease obligations of $1,128,159, payments against reserves for restructuring costs of $135,526, and distributions to limited partners of joint ventures of $85,995, partially offset by borrowings of $183,269 under the revolving line of credit and proceeds of $76,500 from (i) the collection of assigned accounts receivable to satisfy indebtedness relating to previously restructured mobile MRI operations and (ii) receipts relating to the Company's sublease of its MRI equipment and facility located in Catonsville, Maryland.

               The Philadelphia MRI Facility, which has been operating since November 1992, continues to operate at a loss resulting in negative cash flows. The Company's expanded advertising and marketing efforts on behalf of the Philadelphia MRI Facility over the last eighteen (18) months have significantly reduced losses. In order to become profitable, this joint venture must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate by the end of fiscal 1998. However, there can be no assurance that these negotiations will be successfully concluded.

               The nature of the Company's operations require significant capital expenditures which have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of common stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes it will continue to be able to obtain the financing necessary for its operations as well as any expansion of its diagnostic imaging operations or for the development of its physician practice management operations.

               As of January 30, 1996, the Company entered into a one-year consulting agreement with Biltmore. Pursuant to the consulting agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and to assist in the structuring, negotiating and financing of strategic alliances. The consulting agreement provided for the issuance to Biltmore, upon the execution thereof, of options (the "Biltmore Options") exercisable to purchase 750,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") at a cash exercise price of $0.75 per share and for the additional issuance to Biltmore of 750,000 shares (the "Biltmore Fee Shares") of Common Stock upon consummation by the Company by January 30, 1997, which date was extended to January 30, 1999, of an acquisition of a company (or companies) with assets of at least $2,500,000 during the term of the consulting agreement (the "Acquisition"). In connection with the issuance of the Biltmore Options, the Company recorded a non-cash compensation charge of $685,800 which was amortized over the one-year term of the consulting agreement.

               In February 1998, the Company entered into an agreement (the "Biltmore Agreement") with those parties who have been assigned the Biltmore Options and the rights to the Biltmore Fee Shares pursuant to which the Company, upon the terms and subject to the conditions set forth in the Biltmore Agreement, has agreed to pay an aggregate of $3.5 million for the Biltmore Options and the rights to the Biltmore Fee Shares. The Biltmore Agreement provides that the closing date of this purchase shall be determined by the Company, however, in no event will the closing occur later than the ninetieth
(90th) day following the earlier to occur of (i) the consummation of the acquisition by the Company of Jersey Integrated HealthPractice, Inc. ("JIHP"), the management services organization which manages Pavonia Medical Associates, P.A. ("Pavonia") and (ii) the Company raising aggregate gross proceeds of $60.0 million from one or more debt and/or equity financings. In the event that neither of the above-referenced conditions is met by September 30, 1998, the Biltmore Agreement will terminate and be of no further force or effect.

               Effective December 26, 1996, the Company entered into a Loan and Security Agreement with a lender to provide a revolving line of credit to the Company. The maximum amount available under such credit facility is $2.0 million, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the lender. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At June 30, 1998, the Company had $1,645,269 outstanding under this credit facility.

               In December 1997, in conjunction with the Company's execution of letters of intent in respect of its acquisition of JIHP (the "JIHP Letters of Intent"), the Company agreed to guarantee a loan of $1.0 million from DVI Financial Services, Inc. ("DFS") to JIHP. This loan bears interest at 12% per annum and is payable in forty-eight (48) monthly installments of $26,330 which commenced February 1998. Pavonia and each physician stockholder of Pavonia have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either Pavonia or JIHP, and the acquisition by the Company of JIHP is not consummated as contemplated by the JIHP Letters of Intent, then Pavonia and each physician stockholder of Pavonia agrees to indemnify and hold the Company harmless from and against any such liabilities.

               The "Year 2000 issue" is a result of computer programs written using two digits instead of four digits to refer to a particular year. Therefore, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Like most companies today, the Company uses computer technology in conducting its operations. The Company has not yet addressed the Year 2000 issue nor made any assessments as to what effect, if any, the Year 2000 issue will have on the Company as a result of its information systems or those of its lessees, licenses, third-party payors or other related third parties or as to what costs, if any, the Company will incur to attain Year 2000 compliance. Accordingly, no assurances can be given that the effect of the Year 2000 issue will not have a material adverse effect on the Company's operations and financial conditions.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not Applicable.

                           PART II - OTHER INFORMATION

        Items 1 through 5 have been omitted because the related information is inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (a) Exhibit 10.55 - Amendment to Stock Purchase Agreement, dated as of May 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family Partnership.

                  Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTHCARE IMAGING SERVICES, INC.
                                  (Registrant)



Date:  August 12, 1998            /s/ Elliott H. Vernon
                                  ---------------------
                                  Elliott H. Vernon
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)




Date:  August 12, 1998            /s/ Scott P. McGrory
                                  --------------------
                                  Scott P. McGrory
                                  Vice President - Controller
                                  (Principal Financial and
                                  Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number  Description                                         Page Number
--------------  -----------                                         -----------
Exhibit 10.55   Amendment to Stock Purchase Agreement, dated
                as of May 1998, by and among HealthCare
                Imaging Services, Inc., the Stephanie Loewenstern
                Irrevocable Trust, the Brett Loewenstern
                Irrevocable Trust, the Victoria Loewenstern
                Irrevocable Trust, the Richard B. Bronson
                Revocable Trust and the Reiter Family Partnership.
Exhibit 27      Financial Data Schedule

                                  AMENDMENT TO
                            STOCK PURCHASE AGREEMENT

         This AMENDMENT TO STOCK PURCHASE AGREEMENT ("Agreement") is made and entered into as of May __, 1998 by and among Healthcare Imaging Services, Inc., a Delaware corporation (the "Company"), the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust, and the Reiter Family Partnership (each of the aforementioned entities are referred to herein collectively as the "Sellers").

                             W I T N E S S E T H :

         WHEREAS, HIS and the Sellers are parties to a Stock Purchase Agreement, dated as of February 24, 1998 (the "Stock Purchase Agreement", all capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed thereto in the Stock Purchase Agreement); and

         WHEREAS, HIS and the Sellers desire to amend and restate Section 3 of the Stock Purchase Agreement as set forth herein.

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

         1. Section 3 of the Stock Purchase Agreement is hereby amended and restated in its entirety to read as follows:

                  "Closing Date- The closing of the transactions contemplated by this Agreement (the "Closing") shall take place contemporaneously with the consummation of all the transactions necessary to acquire 100% of the capital stock, by merger or otherwise, of Jersey Integrated HealthPractice, Inc., as contemplated by (i) the letter of intent by and between the Company and Pavonia Medical Associates, P.A., dated January 28, 1998 and (ii) the letter of intent by and between the Company and Liberty Health Care Systems, Inc., dated January 28, 1998, and at a location to be selected by the Company. In the event that the Closing has not occurred by September 30, 1998, then this Agreement shall terminate and be of no further force or effect."

         2. Except as set forth herein, the Stock Purchase Agreement shall remain in full force and effect.

         3. This Agreement shall bind and inure to the benefit of the parties hereto, and their respective successors and assigns.

         4. The validity, interpretation, construction, performance and enforcement of this Agreement shall be governed by the internal laws of the State of New Jersey, without regard to its conflicts of law rules.

         5. This Agreement may be executed in one or more counterparts, which together shall constitute one agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                       HEALTHCARE IMAGING SERVICES, INC.

                       By: /s/ Elliott H. Vernon
                          ----------------------------------------------------
                          Elliott H. Vernon
                          Chairman, President and Chief Executive Officer

                       RICHARD B. BRONSON REVOCABLE TRUST

                       By: /s/ Richard B. Bronson
                          ----------------------------------------------------
                          Name:
                          Title:

                       STEPHANIE LOEWENSTERN IRREVOCABLE TRUST

                       By: /s/ Elliot Loewenstern
                          ----------------------------------------------------
                          Name:
                          Title:

                       BRETT LOEWENSTERN IRREVOCABLE TRUST

                       By: /s/ Elliot Loewenstern
                          ----------------------------------------------------
                          Name:
                          Title:

                       VICTORIA LOEWENSTERN IRREVOCABLE TRUST

                       By: /s/ Elliot Loewenstern
                          ----------------------------------------------------
                          Name:
                          Title:

                       REITER FAMILY PARTNERSHIP

                       By: /s/ Elliot Loewenstern
                          ----------------------------------------------------
                          Name:
                          Title: