Form 10-Q
period 1998-09-30
HEALTHCARE IMAGING SERVICES INC
filed 1998-11-17
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes  X   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                                Outstanding at November 13, 1998

         Common Stock, $.01 par value                  11,356,974 shares

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION:                                    PAGE

Item 1.           Financial Statements:

  Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997                      3

  Consolidated Statements of Operations  -
         Three and nine months ended September 30, 1998 and 1997       4

  Consolidated Statements of Changes in Stockholders
         Equity - For the nine months ended September 30, 1998         5

  Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997                 6

  Notes to Consolidated Financial Statements                           8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12

Item 3.           Quantitative and Qualitative Disclosure About
                  Market Risk                                         20

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                    21

SIGNATURES                                                            22

                     HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets



                                      September 30,          December 31,
                                         1998                     1997
                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                  $   320,530         $    70,626
    Accounts receivable - net                    6,757,198           5,375,351
    Prepaid expenses and other                     161,551             186,082
                                                 ---------           ---------
         Total current assets                    7,239,279           5,632,059
                                                 ---------           ---------
Property, plant and equipment - net              6,360,042           5,518,772
                                                 ---------           ---------
Other assets:
    Advances to licensee                           180,695             197,815
    Goodwill - net                               1,610,460           1,695,054
    Due from officer                               264,125             264,125
    Deferred transaction and financing costs     1,119,102             232,810
                                                 ---------           ---------
                                                 3,174,382           2,389,804
                                                 ---------           ---------
Total assets                                   $16,773,703          13,540,635
                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowing under line of credit              $ 1,857,169        $ 1,462,000
    Accounts payable and accrued expenses         1,777,178          1,354,200
    Current portion of capital lease obligations  1,655,507          1,647,148
    Income taxes payable                             16,986             16,044
                                                   --------          ---------
         Total current liabilities                5,306,840          4,479,392
                                                  ---------          ---------
Noncurrent liabilities:
    Capital lease obligations                     3,703,049          2,780,447
    Reserve for restructuring costs                 268,005            321,465
                                                  ---------          ---------
         Total noncurrent liabilities             3,971,054          3,101,912
                                                  ---------          ---------

Minority interests                                  840,388            546,433
                                                  ---------          ---------

Stockholders' equity:
  Convertible  preferred stock,  $.10 par value;
  1,000,000  shares  authorized, 11,500 and
  185,000 shares  outstanding at September 30,
  1998 and December 31, 1997, respectively
  (each convertible into seven (7) shares of
   common stock)                                      1,150             18,500
  Common stock, $.01 par value;
   50,000,000 shares authorized, 10,526,474 and
   9,286,974 shares outstanding at September 30,
   1998 and December 31, 1997, respectively         105,265             92,870
  Additional paid-in capital                     12,734,594         12,694,678
  Accumulated deficit                            (6,185,588)        (7,393,150)
                                                 -----------        -----------
         Total stockholders' equity               6,655,421          5,412,898
                                                  ---------          ---------
Total liabilities and stockholders' equity      $16,773,703        $13,540,635
                                                ===========        ===========




           See accompanying notes to consolidated  financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations



                                                      Three Months Ended                              Nine Months Ended
                                                           September 30,                                  September 30,
                                                        -------------------                            ----------------
                                                    1998                 1997                      1998                1997
                                                    ----                 ----                      ----                ----
                                                  (Unaudited)       (Unaudited)
Revenues:                                               $3,257,547          $2,566,669              $9,760,201          $7,672,300
                                                        ----------          ----------              ----------          ----------

Operating Expenses:
 Salaries                                                  930,326             689,718               2,620,030           2,045,402
 Other operating expenses                                  675,883             754,634               2,155,216           2,351,991
 Films and supplies                                        129,011             125,353                 400,886             376,923
 Equipment maintenance
  and repairs                                              146,300             146,266                 413,813             463,931
 Consulting and marketing
  fees                                                     139,161             152,250                 513,361             286,866
 Professional fees                                         119,210             161,799                 370,974             381,335
 Depreciation and
  amortization                                             412,654             397,173               1,262,899           1,085,798
 Interest                                                  167,328             162,200                 554,777             387,277
 Gain on sale of property,
  plant and equipment                                            -                   -                (151,767)           (105,000)
                                                         ---------           ---------                ---------           ---------

                                                         2,719,873           2,589,393               8,140,189           7,274,523
                                                         ---------           ---------               ---------           ---------
Income (loss) before non-cash  compensation charge,
 minority interests in joint
 ventures and income taxes                                 537,674             (22,724)              1,620,012             397,777

Non-cash compensation
  charge                                                         -             (89,265)                      -            (370,376)

Minority interests in
  joint ventures                                          (132,230)           (167,339)               (379,950)           (331,140)
                                                          ---------           ---------               ---------           ---------

Operating income (loss)
  before income taxes                                      405,444            (279,328)              1,240,062            (303,739)

Income tax provision                                        13,014               8,665                  32,500              32,596
                                                           -------             -------               ---------              ------

Net income (loss)                                         $392,430           $(287,993)             $1,207,562           $(336,335)
                                                          ========           ==========             ==========           ==========

Net income (loss) per
 common share-Basic                                       $    .04           $    (.04)             $      .12           $    (.06)
                                                          ========           ==========             ==========           ==========

Weighted average common
 shares outstanding-Basic                               10,512,017           6,771,854              10,236,835           5,782,769
                                                        ==========           =========              ==========           =========

Net income (loss) per
 common share-Diluted                                     $    .04           $    (.04)             $      .11          $    (.06)
                                                          ========           ==========             ==========          ==========

Weighted average common
 shares outstanding-Diluted                             10,950,834           6,771,854              11,248,767          5,782,769
                                                        ==========           =========              ==========          =========

            See  accompanying   notes  to  consolidated financial statements.
                        4

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                        Additional                      Total
                                                                                          Paid-in     Accumulated   Stockholders'
                                                                                          Capital       Deficit         Equity
                                       Preferred Stock            Common Stock
                                       Shares       Amount     Shares       Amount
BALANCE, JANUARY 1, 1998               185,000    $18,500      9,286,974     $92,870    $12,694,678   $(7,393,150)       $5,412,898
Conversion of Series C Convertible
Preferred Stock                       (173,500)   (17,350)      1,214,500     12,145         5,205            --               --

Compensation in connection with stock
option grant                                                                                34,961                          34,961

Record cashless exercise of stock option
grant                                                              25,000       250          (250)

Net income for the nine months ended
September 30, 1998                                                                                       1,207,562        1,207,562
                                    ----------- ----------   ------------  ---------    -----------     -----------       ---------
BALANCE, SEPTEMBER 30, 1998              11,500     $1,150     10,526,474  $105,265    $12,734,594     $(6,185,588)      $6,655,421
                                    =========== ==========  ============= ===========  ============= ============= ================








                See accompanying notes to consolidated financial statements.

                            HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  1998                1997
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                     $1,207,562                   $(336,335)
  Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
       Depreciation and amortization                     1,262,899                   1,085,798
       Gain on sale of property, plant and
           equipment                                      (151,767)                   (105,000)
       Amortization of non-cash compensation                     -                     370,376
       Minority interests in joint ventures                379,950                     331,140
       Allowance for doubtful accounts                     742,000                     431,000
Changes in assets and liabilities:
    Accounts receivable                                 (2,187,328)                   (923,548)
    Prepaid expenses and other                              24,531                      13,995
    Advances to licensee                                    17,120                     130,403
    Due from officer                                             -                     (76,315)
    Accounts payable and accrued expenses                  457,939                     (74,404)
    Income taxes payable                                       942                      (1,510)
    Other assets                                          (886,217)                    (92,054)
                                                           --------                    --------
      Net cash provided by operating activities            867,631                     753,546
                                                           -------                     -------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                  -                     625,000
    Proceeds from sale of property, plant and
   equipment                                               655,000                           -
    Purchases of property, plant and equipment             (32,339)                   (158,133)
                                                           --------                   ---------
      Net cash provided by investing act                   622,661                     466,867
                                                           -------                     -------

Cash flows from financing activities:
  Borrowings under the revolving line of
   credit                                                  395,169                     400,000
  Proceeds from sale of property, plant
   and equipment related to restructured
   operations                                                    -                     105,000
  Distributions to limited partners of
   joint ventures                                          (85,995)                   (316,941)
  Payments on capital lease obligations                 (1,496,102)                 (1,004,073)
  Proceeds on subleases from restructured
   operations                                              140,155                     127,843
  Payments against reserve for restructuring
   costs                                                  (193,615)                   (336,383)
                                                          ---------                   ---------
    Net cash used in financing activities               (1,240,388)                 (1,024,554)
                                                        -----------                 -----------
  Increase in cash and cash equivalents                    249,904                     195,859
Cash and cash equivalents at beginning
   of period                                                70,626                     173,879
                                                          --------                     --------
Cash and cash equivalents at end
   of period                                              $320,530                    $369,738
                                                          ========                    ========





                             HEALTHCARE IMAGING SERVICES INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows (Continued)


                                                          Nine Months Ended
                                                             September 30,
                                                       1998                1997
                                                              (Unaudited)


Supplemental Cash Flow Information:

Interest paid during the period                          $557,796              $357,924
                                                         ========              ========

Income taxes paid during the period                      $ 31,558              $ 34,107
                                                         ========              ========

Supplemental Schedule of Non-cash Investing and Financing Activities:

Capital leases principally for
  property, plant and equipment                        $2,427,063            $1,135,084
                                                       ==========            ==========


Reinstatement of mobile MRI unit
  related to previously recorded
  restructured operations                                                      $421,973
                                                                               ========


Reinstatement of capital lease
  obligation related to previously
  recorded restructured operations                                             $574,575
                                                                               ========

























                  See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1998

    Note 1. - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the related statements of operations and cash flows for the periods ended September 30, 1998 and 1997. There is no substantial income tax provision for the periods presented due to significant historical net operating loss carryforwards.

         The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the year ending December 31, 1998 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which is on file with the Securities and Exchange Commission.

    Note 2. - Earnings Per Share

         Basic earnings (loss) per common share are computed by dividing net income (loss) by the number of weighted average common shares outstanding for the three and nine months ended September 30, 1998 and 1997, as applicable. Diluted earnings (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the three and nine months ended September 30, 1998 and 1997, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:



                                          For the Three Months Ended September 30,
                                                 1998                                             1997
                             --------------------------------------------     --------------------------------------------
                                                                 Per-                                             Per-
                                 Income          Shares          Share             Loss           Shares          Share
                              (Numerator)     (Denominator)     Amount         (Numerator)     (Denominator)     Amount
Basic EPS
Net Income (Loss)                 $ 392,430        10,512,017  $     0.04       $  (287,993)         6,771,854  $   (0.04)
                                                               ==========                                       ==========

Effect of Dilutive
Securities
Stock Options                             -           358,317                              -                 -
Convertible preferred stock               -            80,500                              -                 -
                             -------------- -----------------                 -------------- -----------------
                                  $ 392,430        10,950,834  $     0.04      $   (287,993)         6,771,854  $   (0.04)
Diluted EPS
Net Income (Loss)
                             ============== ================= ===========     ============== ================= ===========


                                                        For the Nine Months Ended September 30,
                                                 1998                                             1997
                             --------------------------------------------     --------------------------------------------
                                                                 Per-                                             Per-
                                 Income          Shares          Share             Loss           Shares          Share
                              (Numerator)     (Denominator)     Amount         (Numerator)     (Denominator)     Amount
Basic EPS
Net Income (Loss)                $1,207,562        10,236,835  $     0.12       $  (336,335)         5,782,769  $  ( 0.06)
                                                               ==========                                       ==========

Effect of Dilutive
Securities
Stock Options                             -           646,188                              -                 -
Convertible preferred stock               -           365,744                              -                 -
                             -------------- -----------------                 -------------- -----------------
                                 $1,207,562        11,248,767  $     0.11       $  (336,335)         5,782,769  $   (0.06)
Diluted EPS
Net Income (Loss)
                             ============== ================= ===========     ============== ================= ===========

    Note 3. - Sale of Mobile MRI Unit

         In  November  1996,   the  Company  formed  with  Practice   Management
Corporation ("PMC") a limited liability company, of which the Company owned sixty (60%) percent, to provide on-site MRI services to Meadowlands Hospital Medical Center (the "Meadowlands MRI Facility") located in Secaucus, New Jersey. The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. Based upon losses sustained at such site and the expectations of continuing losses, the Company decided to sell the mobile MRI unit and to cease its MRI services at the Meadowlands MRI Facility. In order to facilitate the wind-down of operations, in March 1998, an agreement was reached whereby the Company acquired (for nominal consideration) the joint venture interest owned by PMC effective as of December 31, 1997.

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

    Note 4. - Subsequent Event

         On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i.) Echelon MRI, P.C., which operated a fixed-site MRI facility in Voorhees, New Jersey, (ii.) Mainland Imaging Center, P.C., which operated a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii.) Bloomfield Imaging Associates, P.A., which operated a multi-modality diagnostic imaging facility in Bloomfield, New Jersey, (iv.) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield, New Jersey facility and (v.) Irving N. Beran, M.D., P.A., which operated a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (i.) the assumption of certain obligations and liabilities of the Beran Entities, (ii.) cash in the amount of $11.5 million and (iii.) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Preferred Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference), subject to post closing adjustments. The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes. The Company used the proceeds of a $14.0 million loan from DVI Financial Services, Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Loan"). The terms of the DFS Loan provide for interest at twelve (12%) percent per annum with no payment due in month one (1)(i.e., October 1998), interest only payments of $140,000 in each of months two (2) through four (4)(i.e., November 1998, December 1998 and January 1999), principal and interest payments of approximately $308,000 in each of months five (5) and six (6) (i.e., February 1999 and March 1999), with a balloon payment of approximately $13.8 million due in month seven (7) (i.e., April 1999). In addition, options to purchase 400,000 shares of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price of $1.03125 per share were issued to DFS for providing the DFS Loan. The Beran Acquisition will be accounted for as a purchase.

         The preferences and rights of the Series D Preferred Stock, and certain covenants of the Company related to the issuance thereof, are set forth in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock filed by the Company with the Secretary of the State of Delaware on October 2, 1998 (the "Certificate"). Among other things, dividends on the Series D Preferred Stock will accrue commencing on the date of issuance (the "Issue Date") at the rate of 8% of the liquidation preference and will increase by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends will be payable quarterly in cash commencing January 10, 1999. After March 1, 1999, (the "Convertibility Date"), the holders of the Series D Preferred Stock will be entitled to convert the Series D Preferred Stock into Common Stock equal to the quotient of (x) the aggregate liquidation preference of the Series D Preferred Stock being converted divided by (y) the Conversion Price (as hereinafter defined); provided that unless the Company obtains stockholder approval of the issuance of the Series D Preferred Stock, the holders of the Series D Preferred Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of the Issue Date. The "Conversion Price" shall be equal to the average of the market prices for the Common Stock for the twenty (20) consecutive trading days immediately preceding the Convertibility Date and shall be subject to adjustment in certain circumstances. The holders of the Series D Preferred Stock will be entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that unless the Company obtains stockholder approval of the issuance of the Series D Preferred Stock, the holders of the Series D Preferred Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of the Issue Date. The Company may redeem the Series D Preferred Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Series D Preferred Stock may not be transferred until the Convertibility Date.

    Note 5. - Deferred Transaction and Financing Costs

         Deferred transaction and financing costs relate to expenses incurred in connection with the Beran Acquisition and DFS Loan and in connection with the Company's strategic expansion of its operations into physician practice management.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

         This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the expansion of the Company's strategic focus, and sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may" or "should," and similar expressions, shall be deemed to be forward-looking statements. These forward- looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, assumptions and other factors which could cause actual results to differ materially, including, but not limited to, the ability to establish physician practice management operations, availability of financing, reimbursement of healthcare costs, delayed payment and risk of non-payment and reliance on key personnel. Additional information regarding factors that could potentially affect the Company or its financial results are included in the Company's other filings with the Securities and Exchange Commission.

Nine Months Ended September 30, 1998 vs. September 30, 1997

         For the nine months ended September 30, 1998, revenues were $9,760,201 as compared to $7,672,300 for the nine months ended September 30, 1997, an increase of approximately $2,088,000. This increase was primarily due to increased revenues at the Company's multi-modality fixed-site facility in Ocean Township, New Jersey (approximately $1,098,000), the acquisition of a fixed-site MRI facility, with ultrasound, located in New York City, New York in November 1997 (approximately $678,000) (the "New York City MRI Facility") and increased revenues at the Company's MRI facility in Wayne, New Jersey (approximately $238,000) (the "Wayne MRI Facility"), all of which were partially offset by decreased revenues at the Company's MRI facility located in Brooklyn, New York (approximately $290,000) (the "Brooklyn MRI Facility").

         For the nine months ended September 30, 1998, operating expenses were $8,140,189 as compared to $7,644,899 for the nine months ended September 30, 1997, an increase of approximately $495,000. This increase was primarily due to
(i) expenses incurred in connection with the operation of the New York City MRI Facility (approximately $542,000), (ii) increased salary expense due to staffing requirements relating to the Company's expanded strategic focus into the area of physician practice management, as well as to the increased number of procedures being performed at certain of the Company's facilities (approximately $426,000), and (iii) increased consulting and marketing fees (approximately $208,000), all of which were partially offset by certain non-cash compensation charges which were fully amortized during fiscal 1997 (approximately $370,000 was amortized during the nine months ended September 30, 1997). The non-cash compensation charges resulted primarily from the grant of (x) stock options and a restricted stock award to the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and (y) stock options to a former financial advisor pursuant to a consulting agreement (the "Financial Advisor's Consulting Agreement"). See "Liquidity and Capital Resources of the Company."

         The operating results for the Company have been negatively impacted by the Brooklyn MRI Facility and the Company's MRI joint ventures in Philadelphia, Pennsylvania (the "Philadelphia MRI Facility") and at the Meadowlands Hospital Medical Center in Secaucus, New Jersey (the "Meadowlands MRI Facility"). In connection with the Company's review of the viability of the Brooklyn MRI Facility, among other things, the Company has entered into a new lease arrangement with respect to the lease of this facility. See "Liquidity and Capital Resources of the Company." The Company is negotiating the purchase of the interest in the Philadelphia MRI Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the end of fiscal 1998. However, notwithstanding the foregoing efforts, there can be no assurance that the purchase of the interest in the Philadelphia MRI Facility or other revenue enhancement efforts will be successfully concluded or that the procedures generated at the Brooklyn MRI Facility will be sufficient to better support the operations of the Brooklyn MRI Facility. In May 1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Meadowlands MRI Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Meadowlands MRI Facility, including the related debt service.

         In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is actively negotiating affiliations with several primary care and multi-specialty physician practices, as well as the faculty practices of certain hospitals. Although the Company has entered into various letters of intent, the Company has not entered into any definitive acquisition agreements or administrative service agreements with respect to its physician practice management operations, although it expects to do so within the next several months.

For the Three Months Ended September 30, 1998 v. September 30, 1997

         For the three months ended September 30, 1998, revenues were $3,257,547 as compared to $2,566,669 for the three months ended September 30, 1997, an increase of approximately $691,000. This increase was primarily due to increased revenues at the Company's multi-modality fixed-site facility in Ocean Township, New Jersey (approximately $280,000), the acquisition of the New York City MRI Facility in November 1997 (approximately $248,000) and increased revenues at the Wayne MRI Facility (approximately $150,000).

         For the three months ended September 30, 1998, operating expenses were $2,719,873 as compared to $2,678,658 for the three months ended September 30, 1997, an increase of approximately $41,000. This increase was primarily due to
(i) expenses incurred in connection with the operation of the New York City MRI Facility (approximately $182,000) and (ii) increased salary expense due to staffing requirements relating to the Company's expanded strategic focus into the area of physician practice management, as well as to the increased number of procedures being performed at certain of the Company's facilities (approximately $192,000) all of which were partially offset by (x) decreased rent expense (approximately $67,000) mainly attributed to the new lease arrangement for the Brooklyn MRI Facility and (y) certain non-cash compensation charges which were fully amortized during fiscal 1997 (approximately $89,000 was amortized during the three months ended September 30, 1997). The non-cash compensation charges resulted primarily from the grant of stock options and a restricted stock award to the CEO. See "Liquidity and Capital Resources of the Company."

         As discussed above, the operating results for the Company have been negatively impacted by the Brooklyn, Philadelphia and Meadowlands MRI Facilities. In connection with the Company's review of the viability of the Brooklyn MRI Facility, among other things, the Company has entered into a new lease arrangement with respect to the lease of this facility. See "Liquidity and Capital Resources of the Company." The Company is negotiating the purchase of the interest in the Philadelphia MRI Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the end of fiscal 1998. However, notwithstanding the foregoing efforts, there can be no assurance that the purchase of the interest in the Philadelphia MRI Facility or other revenue enhancement efforts will be successfully concluded or that the Brooklyn MRI Facility's new lease terms and the procedures generated at such facility will be sufficient to better support the operations of the Brooklyn MRI Facility. In May

1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Meadowlands MRI Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Meadowlands MRI Facility, including the related debt service.

Liquidity and Capital Resources of the Company

         As of September 30, 1998, the Company had a cash balance of $320,530, current assets of $7,239,279, and working capital of $1,932,439. Cash flows provided by operating activities for the nine months ended September 30, 1998 were $867,631, which consisted primarily of net income of $1,207,562, depreciation and amortization of $1,262,899, an increase in the allowance for doubtful accounts receivable of $742,000 and minority interests in joint ventures of $379,950. Other significant components of cash flows used in operating activities include an increase in accounts receivable of $2,187,328 due to an increase in the number of procedures being performed at the Company's facilities and an increase in other assets of $886,217 due to costs incurred in connection with the Company's expanded strategic focus into the area of physician practice management, both of which were partially offset by an increase in accounts payable and accrued expenses of $457,939.

         Cash flows provided by investing activities for the nine months ended September 30, 1998 were $622,661 primarily due to proceeds from the sale of the mobile MRI unit in May 1998 which had been utilized at the Meadowlands MRI Facility.

         Cash flows used in financing activities for the nine months ended September 30, 1998 were $1,240,388, which consisted primarily of payments on capital lease obligations of $1,496,102, payments against reserves for restructuring costs of $193,615, and distributions to limited partners of joint ventures of $85,995, partially offset by borrowings of $395,169 under the revolving line of credit and proceeds of $140,155 from (i) the collection of certain accounts receivable assigned to the Company to satisfy indebtedness relating to previously restructured mobile MRI operations and (ii) lease payments relating to the Company's sublease of its MRI equipment and facility located in Catonsville, Maryland.

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

         The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of common stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing.

Other Matters

         On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i.) Echelon MRI, P.C., which operated a fixed-site MRI facility in Voorhees, New Jersey, (ii.) Mainland Imaging Center, P.C., which operated a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii.) Bloomfield Imaging Associates, P.A., which operated a multi-modality diagnostic imaging facility in Bloomfield, New Jersey, (iv.) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield, New Jersey facility and (v.) Irving N. Beran, M.D., P.A., which operated a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (i.) the assumption of certain obligations and liabilities of the Beran Entities, (ii.) cash in the amount of $11.5 million and (iii.) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Preferred Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference), subject to post closing adjustments. Dividends on the Series D Preferred Stock will accrue commencing on the date of issuance at the rate of 8% of the liquidation preference and will increase by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends will be payable quarterly in cash commencing January 10, 1999. The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes. The Company used the proceeds of a $14.0 million loan from DVI Financial Services, Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Loan"). The terms of the DFS Loan provide for interest at twelve (12%) percent per annum with no payment due in month one (1)(i.e., October 1998), interest only payments of $140,000 in each of months two (2) through four (4)(i.e., November 1998, December 1998 and January 1999), principal and interest payments of approximately $308,000 in each of months five (5) and six (6) (i.e., February 1999 and March 1999), with a balloon payment of approximately $13.8 million due in month seven (7) (i.e., April 1999).

         In October 1998, the Company entered into a five (5) year Financial and Consulting Services Agreement with DFS (the "DFS Consulting Agreement"). Pursuant to the DFS Consulting Agreement, DFS agreed to provide assistance to the Company in financing and structuring acquisitions. Pursuant to the DFS Consulting Agreement, DFS has been granted options (the "DFS Options") to purchase an aggregate of 500,000 shares of common stock, par value $.01 per share, of the Company ("Common Stock") at exercise prices ranging from $0.90625 to $1.46875 per share, subject to the various terms and conditions outlined in the applicable option agreements. Options to purchase 400,000 shares of Common Stock were issued to DFS in connection with the provision of the DFS Loan. In connection with the issuance of the DFS Options, the Company will record an aggregate non-cash compensation charge of $367,308, $320,011 of which will be amortized over the repayment terms of the DFS Loan.

         As of January 30, 1996, the Company entered into the Financial Advisor's Consulting Agreement the term of which was extended, from time to time, through January 1999. In consideration for the rendition of certain financial advisory services, during fiscal 1996, Biltmore Securities, Inc. was issued options to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share and, during fiscal 1998, upon consummation of the Beran Acquisition, certain transferees of Biltmore were issued 750,000 shares of Common Stock.

         Prior to September 1998, the Company leased the Brooklyn MRI Facility from DMR Associates, L.P. ("DMR"). The Company leases the MRI equipment at such facility from DFS. DMR is owned by MR Associates, as the general partner, and DFS, as a limited partner. MR Associates is in turn owned by the CEO and Joseph
J. Raymond, another director of the Company. The Company's lease payments to

DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, taxes and other related costs. In December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DFS Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to this Brooklyn facility. This loan bore interest at twelve percent (12%) per annum and was repayable over thirty-four (34) months commencing February 15, 1997. The outstanding balance of this loan was approximately $178,000 at December 31, 1997. In September 1998, DMR sold its interest in this facility to an affiliate of DFS which, in turn, has entered into a lease arrangement (the "New Lease Arrangement") with the Company in respect of this facility and repaid the DFS Loan. As a result, the Company anticipates realizing cash and corresponding rent expense savings of approximately $163,000 on an annualized basis under the New Lease Arrangement.

         In consideration for Mr. Raymond's agreement to such sale, the Company granted Mr. Raymond (subject to stockholder ratification and approval)an option to purchase 150,000 shares of Common Stock (at an exercise price per share equal to the closing sales price of the Common Stock on The Nasdaq National Market on the date stockholder ratification and approval of such stock option grant is obtained), which option will become 100% exercisable upon such stockholder ratification and approval for a ten (10) year period. In addition, the Company has agreed that, to the extent the Company exercises its purchase option under the New Lease Arrangement and sells such facility to an unrelated third party (other than in connection with a merger, consolidation, sale of substantially all of the assets of the Company or similar transaction), Mr. Raymond will be entitled to receive an amount equal to 60% of any "profits" realized by the Company upon such sale (i.e., the net proceeds received by the Company upon such sale less the Company's depreciated basis in the property). In connection with such stock option grant, the Company will record a non-cash compensation charge, the amount of such charge and recognition therefore will be determined on the date stockholder ratification and approval is obtained.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility was $2.0 million, which amount increased to $3.0 million in October 1998 in connection with the Beran Acquisition, with advances limited to seventy-five percent (75%) of eligible accounts receivable, as determined by the DVIBC. Borrowings under the line of credit bear interest at the rate of three percent (3%) over the prime lending rate and are repayable within two years from the execution of the aforementioned loan and security agreement, which date was extended to May 1999. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility will be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At September 30, 1998, the Company had $1,857,169 outstanding under this credit facility.

         In December 1997, in conjunction with the Company's execution of letters of intent in respect of its acquisition of Jersey Integrated
HealthPractice, Inc. ("JIHP"), the management services organization which manages Pavonia Medical Associates, P.A. ("Pavonia") (the "JIHP Letters of Intent"), the Company agreed to guarantee a loan of $1.0 million from DFS to JIHP. This loan bears interest at 12% per annum and is payable in forty-eight
(48) monthly installments of $26,330 which commenced February 1998. In addition, pursuant to the DFS Consulting Agreement described above, the Company granted 10,000 of the previously described DFS Options as compensation for the funding provided to JIHP. Pavonia and each physician stockholder of Pavonia have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either Pavonia or JIHP, and the acquisition by the Company of JIHP is not consummated as contemplated by the JIHP Letters of Intent, then Pavonia and each physician stockholder of Pavonia agrees to indemnify and hold the Company harmless from and against any such liabilities.

         The "Year 2000 issue" is a result of computer programs written using two digits instead of four digits to refer to a particular year. Therefore, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Like most companies today, the Company uses computer technology in conducting its operations. In connection with the Company's expanded strategic focus into the area of establishing physician practice management operations, the Company has identified a new state of the art information system that is represented to be Year 2000 compliant to be utilized by the entire Company in a wide area network setting. With this in mind, the Company anticipates achieving internal Year 2000 compliance through the integration of new information systems. However, there can be no assurance that the Company will purchase this new information system at all, or if and when it does, be able to integrate the system in time to prevent any Year 2000 issues.

Except as set forth above, the Company has not yet addressed the Year 2000 issue nor made any assessments as to what effect, if any, the Year 2000 issue will have on the Company as a result of its information systems or those of its lessees, licenses, third-party payors or other related third parties or as to what costs, if any, the Company will incur to attain Year 2000 compliance. The Company has not evaluated the status of other third parties' compliance with Year 2000 issues nor developed alternatives and contingency plans. Accordingly, no assurances can be given that the effect of the Year 2000 issue will not have a material adverse effect on the Company's operations and financial conditions.



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


Item 6.           Exhibits and Reports on Form 8-K

    (a)           Exhibit 27 - Financial Data Schedule.

    (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 18, 1998 relating to the issuance of its Press Release on September 17, 1998 announcing the signing of definitive agreements to acquire the five (5) New Jersey - based diagnostic imaging facilities operated by the Beran Entities.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               HEALTHCARE IMAGING SERVICES, INC.
                                         (Registrant)




                               /s/ ELLIOTT H. VERNON
                               ---------------------
DATE: November 13, 1998        Elliott H. Vernon,
                               Chairman of the Board,
                               President and Chief
                               Executive Officer
                               (Principal Executive Officer)








DATE: November 13, 1998        /s/ SCOTT P. MCGRORY
                               --------------------
                               Scott P. McGrory,
                               Vice President - Controller
                               (Principal Financial and
                               Accounting Officer)

                              HEALTHCARE IMAGING SERVICES, INC.

        Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998

                                       INDEX TO EXHIBITS




EXHIBIT                                                         PAGE


27                Financial Data Schedule