Form 10-K
period 1998-12-31
HEALTHCARE IMAGING SERVICES INC
filed 1999-04-01
CIK 878230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------
                                                      Commission
For the fiscal year ended December 31, 1998           File Number: 000-19636

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the last reported sale price of the Common Stock on March 26, 1999 was approximately $12,513,000. As of March 26, 1999 there were 11,356,974 shares of Common Stock outstanding.

                        HEALTHCARE IMAGING SERVICES, INC.

                         1998 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         21
Item 3.   Legal Proceedings                                                  23
Item 4.   Submission of Matters to a Vote of Security Holders                23

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                              25
Item 6.   Selected Financial Data                                            27
Item 7.   Management's Discussion and Analysis of  Financial
            Condition and Results of Operations                              28
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       36
Item 8.   Financial Statements and Supplementary Data                        36
Item 9.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                              36

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 37
Item 11.  Executive Compensation                                             41
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   49
Item 13.  Certain Relationships and Related Transactions                     55

                                     PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement
            Schedules, and Reports on Form 8-K                               61

Signatures                                                                   71

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Since its formation in 1991, HealthCare Imaging Services, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company," unless the context indicates otherwise) have been principally engaged in the business of establishing and operating fixed-site diagnostic imaging facilities. As of December 31, 1998, the Company operated 11 fixed-site diagnostic imaging facilities. Almost all of the Company's facilities provide magnetic resonance imaging ("MRI") which involves the utilization of high strength magnetic fields and applied radio waves to provide cross sectional images of the anatomy. MRI has become a preferred diagnostic tool of the medical profession because its images are generally better defined and more precise than those produced by other diagnostic imaging tests, without the use of harmful ionizing radiation. Five of the Company's facilities also provide additional imaging technologies, including computerized axial tomography ("CAT"), nuclear medicine, bone densitometry, mammography, ultrasound and x-ray/fluoroscopy services (each of these facilities is hereinafter referred to as a "Multi-Modality" facility and each of the facilities which only provide MRI is hereinafter referred to as an "MRI" facility). See "--The Facilities."

         The Company has decided to expand its strategic focus into the area of physician practice management and, in connection therewith, the Company has entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a management services organization ("MSO") formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty HealthCare Systems, Inc. ("Liberty"). JIHP provides management services to PMA. PMA, one of the largest independent, multi-specialty practices in New Jersey, is comprised of over 55 physicians servicing over 75,000 patients in 5 locations in New Jersey. In consideration for the acquisition, the related letters of intent provide, among other things, that the Company will pay and/or issue to PMA and Liberty, in the aggregate, (i) $7.0 million in cash, (ii) 5.5 million shares of the Company's common stock, $.01 par value per share ("Common Stock") (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) convertible redeemable preferred stock of the Company having an aggregate liquidation preference of $5.0 million. The preferred stock is redeemable by the Company at any time and is convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the Common Stock. The consummation of the transaction is subject to several material conditions including, among others, the receipt of necessary financing, the approval of the issuance of the stock by the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. Although, there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate the acquisition during 1999. A merger agreement with PMA (the "PMA Merger Agreement") was executed as of January 29, 1999 (subject to the approval of its physician stockholders), and the Company hopes to execute a merger agreement with Liberty within the next several weeks.

         In furtherance of its objective of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is assessing additional affiliations with several primary care and multi-specialty physician practices, as well as the faculty practices of certain hospitals. Although the Company has entered into various letters of intent, the Company has not entered into any definitive acquisition agreements (other than the PMA Merger Agreement) with respect to its physician practice management operations. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during the past year, the availability of financing for these ventures has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions.

         The Company's 11 fixed-site facilities are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                     COMMENCEMENT
                                                                     OF OPERATIONS
NAME                                  LOCATION                       BY THE COMPANY                  SERVICES
-----------------------------------------------------------------------------------------------------------------------
Kings Medical Diagnostic              2095 Flatbush Avenue            October 1991                   MRI
Imaging, P.C.                         Brooklyn, NY
(the "Brooklyn Facility")
-----------------------------------------------------------------------------------------------------------------------
Edgewater Diagnostic Imaging,         725 River Road                  July 1991                      MRI, X-ray
P.A.                                  Suite 103
(the "Edgewater Facility")            Edgewater, NJ
                                      (Northern NJ)
-----------------------------------------------------------------------------------------------------------------------
Wayne MRI, P.A.*                      516 Hamburg Turnpike            April 1992                     MRI
(the "Wayne Facility")                Suite 6
                                      Wayne, NJ
                                      (Northern, NJ)
-----------------------------------------------------------------------------------------------------------------------
Rittenhouse Square Imaging            1705 Rittenhouse Square         November 1992                  MRI
Associates, L.P. *                    Philadelphia, PA
(the "Philadelphia Facility")
-----------------------------------------------------------------------------------------------------------------------
Monmouth Diagnostic Imaging,          733 Route 35                    December 1993                  MRI,
P.A.                                  Ocean Township, NJ                                             Mammography,
(the "Ocean Township" Facility)                                                                      Ultrasound, CAT
                                                                                                     Scan, X-ray -
                                                                                                     Fluoroscopy and
                                                                                                     Bone Densitometer
-----------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------
M.R. Radiology Imaging of             45 Beekman Street               November 1997                  MRI and
Lower Manhattan, P.C.                 New York, NY                                                   Ultrasound
(the "New York City Facility")
-----------------------------------------------------------------------------------------------------------------------
Bloomfield Diagnostic Imaging         350 Bloomfield Avenue           October 1998                   MRI, X-ray,
(the "Bloomfield Facility")           Bloomfield, NJ                                                 Ultrasound and
                                      (Northern, NJ)                                                 CAT Scan
-----------------------------------------------------------------------------------------------------------------------
Echelon Diagnostic Imaging            108 Somerdale Road              October 1998                   MRI
(the "Voorhees Facility")             Voorhees, NJ
                                      (Southern, NJ)
-----------------------------------------------------------------------------------------------------------------------
Echelon Diagnostic Imaging            600 Somerdale Road              October 1998                   Mammography,
(the "Voorhees Multi-Modality         Voorhees, NJ                                                   Ultrasound, X-ray
Facility"}                            (Southern, NJ)                                                 - Fluoroscopy,
                                                                                                     Nuclear Medicine
                                                                                                     and CAT Scan
-----------------------------------------------------------------------------------------------------------------------
Mainland Diagnostic Imaging           1418 New Road                   October 1998                   MRI, X-ray,
(the "Mainland Facility")             Northfield, NJ                                                 Mammography,
                                      (Southern, NJ)                                                 Bone
                                                                                                     Densitometry,
                                                                                                     Ultrasound and
                                                                                                     CAT Scan
-----------------------------------------------------------------------------------------------------------------------
Monroe Diagnostic Imaging             640 Black Horse Pike            October 1998                   Mammography, X-
(the "Williamstown Facility")         Williamstown, NJ                                               ray, Ultrasound
                                      (Southern, NJ)                                                 and CAT Scan
-----------------------------------------------------------------------------------------------------------------------

* Denotes facility operated as a joint venture with the Company acting as the general partner. The Company owns 51% and 60%, respectively, of the Wayne Facility and Philadelphia Facility.

         In the operation of its facilities, the Company generally licenses use of its diagnostic imaging equipment to health care providers, consisting primarily of individual physicians and private group medical practices ("Medical Licensees"), in New Jersey, New York and Pennsylvania who, in turn, use the equipment to provide diagnostic imaging services to their patients or patients of other health care providers with whom they or the Company have contractual relationships. The Company provides administrative, management and billing and collection services, as well as equipment and real property, to the Medical Licensees, and they typically pay the Company a flat fee on a monthly, daily or per scan basis for the use of the equipment and property, and an administrative charge for these support services. The Medical Licensees utilizing the Company's services have a need for diagnostic imaging services but typically do not own their own equipment due to insufficient patient volume, the high cost of owning and operating such equipment or the lack of expertise in this highly specialized field. For certain licensed facilities in New Jersey owned by the Company, the Company is itself the provider of the diagnostic imaging services and, as such, directly bills and collects from patients and third party payors for such services. In such facilities, qualified radiologists are either employed by the Company or are retained and compensated by the Company as independent contractors.

         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the health care field. Among other things, the trend in the industry towards managed care and HMOs ("Health Maintenance Organizations") has resulted in lower reimbursement rates for medical procedures and an increased demand for lower overall health care costs. The Company is addressing this trend by actively pursuing contracts that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. See "--Managed Care."

MRI TECHNOLOGY

         MRI, which was first introduced for medical imaging in 1983, uses radio frequencies and high strength magnetic field technology to produce images in all anatomic planes and of varying thin sections or slices. Once acquired, these images are viewed on video screens and stored on x-ray film and optical disc storage for long term retention. MRI has become a powerful tool for diagnostic imaging because it does not use harmful ionizing radiation to provide images (unlike CAT scans and conventional X-ray studies) and it permits visualization of small, similar structures without surgical intervention. It has also proven to be superior in certain circumstances to other diagnostic imaging procedures for diagnosing many medical problems by providing superior contrast resolution between normal/abnormal structures and has become the modality of choice for the diagnosis of lesions and tumors of the central nervous system and muscular system, as well as for orthopedic applications such as tears of structures in the joints. Among other things, it is also being used to monitor brain activity (e.g., magnetic resonance spectroscopic imaging) with the hope of gaining greater insight into abnormalities such as epilepsy, AIDS, brain tumors and Alzheimer's disease, and in the diagnosis of gynecologic disorders, such as recurring endometriosis, liver metastases, pelvic diseases and certain vascular abnormalities through the use of magnetic resonance angiography.

         As new uses of MRI are being discovered (including breast imaging for implants and carcinomas, as well as abdominal and cardiac imaging),improvements also are being made to existing MRI equipment in order to support such new uses as well as enhance current applications. Fast spin echo ("FSE")has been developed to increase the speed at which a scan may be performed without compromising quality, thereby increasing patient comfort, patient throughput and the ability to visualize pathology more effectively. In addition, the surface coils which act as an antenna to the MRI system have been improved, and quadrature surface coils have been developed which increase the signal produced by the system and help provide better image quality, faster scantimes and greater information available to the radiologist for interpretation."Open" MRI systems are now being provided for large and claustrophobic patients and additional improvements are being made to the surface coils to provide even higher quality scans.

         The Company upgrades its equipment as new improvements are offered in order to provide state-of-the-art diagnostic imaging technology. Currently, three of the Company's MRI systems have been upgraded to include FSE, allowing faster scan times with improved imaging, as well as the improvement of throughput at the facilities using such systems. These systems also have been upgraded to include quadrature surface coils to provide superior image quality. In addition, the Company has installed new Hitachi Airis MRI units at its Ocean Township Facility and Edgewater Facility which are "open" to help eliminate patient claustrophobia and facilitates performing procedures on large patients. The magnet used in these units is 1.5 times stronger than most other open-air-type MRIs, resulting in greater image detail, comparable to that of tunnel-type "closed" units. The Company plans to continue to provide the medical community with state-of-the-art diagnostic imaging equipment.

THE FACILITIES

Brooklyn Facility

         The Company's longest operating facility is the Brooklyn Facility. The Company leased the facility from DMR Associates, L.P., a limited partnership ("DMR"), until September 1998. DMR is owned by MR General Associates, L.P., as the general partner ("MR Associates"), and DVI Financial Services Inc. ("DFS"), as a limited partner. MR Associates is in turn owned by the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO") and another director of the Company. DFS is a former significant stockholder of the Company. See "Item 13. Certain Relationships and Related Transactions." In September 1998, DMR sold the facility to an affiliate of DFS, and in turn such DFS affiliate entered into a lease agreement with the Company. In addition, the Company leases the MRI equipment at such facility from DFS. The Company subleases the premises and the necessary MRI equipment to Kings Medical Diagnostic Imaging, P.C. ("Kings Medical"), one of the Company's Medical Licensees. In return, Kings Medical pays the Company monthly lease payments for the use of the facility and equipment, a flat fee per patient scan and an administrative charge.

The Beran Facilities

         On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated the Voorhees Facility, (ii) Mainland Imaging Center, P.C., which operated the Mainland Facility and a radiology facility in Ocean City, New Jersey, (iii) Bloomfield Imaging Associates, P.A., which operated the Bloomfield Facility, (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield Facility and (v) Irving N. Beran, M.D., P.A., which operated the Voorhees Multi-Modality Facility and the Williamstown Facility and a radiology facility in each of Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. The Company used the proceeds of a $14.0 bridge loan from DFS to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the

"DFS Bridge Loan"). The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into Common Stock equal to the quotient obtained by dividing (A) the aggregate liquidation preference of the Series D Stock being converted by (B) $1.049 (subject to adjustment in certain circumstances) (i.e., approximately 8,723,921 shares of Common Stock in the event of the conversion of all outstanding shares of Series D Stock); provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 2,094,768 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 2,094,768 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Company expects to solicit stockholder approval of the issuance of the Series D Stock during the second quarter of fiscal 1999.

         The Company has recorded the Beran Acquisition in accordance with the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair values. The fair value of accounts receivable acquired in the Beran Acquisition have been recorded at their estimated net collectible value based upon the Company's analysis of the number of open accounts at that date, the past collection experience of the Beran Entities, the Company's experience in collecting similar accounts, and actual collections subsequent to October 1, 1998. As collections are made on these acquired accounts receivable, the carrying value thereof is reduced. If the Company's actual experience in collecting these receivables differs significantly from the Company's estimates, the Company will adjust the estimated net collectible value of the acquired accounts receivable through an adjustment to goodwill. The excess of the cost of the acquisition (including transaction costs) over the fair value of net assets acquired is reflected as goodwill in the accompanying balance sheet of the Company as of December 31, 1998 and is being amortized over a period of 20 years.

New York City Facility

         On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff, a related party. This professional corporation operated the New York City Facility. The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of 1.0 million shares of Common

Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company also assumed certain contractual obligations of NYC MRI on a going-forward basis under the contracts assigned to the Company in the acquisition (including operating leases and equipment maintenance agreements). The Company allocated the total purchase price for the acquisition of the New York City Facility to tangible and identifiable intangible assets and liabilities based upon their respective fair market values with the excess of cost over fair market value of net assets acquired allocated to goodwill. In connection with the acquisition, the Company also entered into a consulting services agreement with NYC MRI which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is a former director of the Company and currently is the Medical Director of the Company and the supervising radiologist, majority shareholder and officer of three of the Company's Medical Licensees: Monmouth Diagnostic Imaging, P.A. ("Monmouth"), Kings Medical and NYC MRI. See "Item 13. Certain Relationships and Related Transactions."

Philadelphia Facility

         The Philadelphia Facility, which has been operating since November 1992, continues to operate at a loss resulting in negative cash flows. The overall operating results of the Company were affected during the years ended December 31, 1998, 1997 and 1996 due to the operational results of the Philadelphia Facility which incurred losses of $54,064, $175,247 and $374,969, respectively. In order to become profitable, this facility must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company's expanded advertising and marketing efforts on behalf of the Philadelphia Facility has resulted in a significantly reduced loss for the years ended December 31, 1998 and 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate during the second quarter of fiscal 1999. However, there can be no assurance that these negotiations will be successfully concluded.

Catonsville Facility

         In July 1994, the Company's MRI facility in Catonsville, Maryland (the "Catonsville Facility") ceased operations. This facility was operated by a joint venture in which the Company owned 60% and the limited partners owned the remaining 40%. The Company entered into a sublease arrangement with a radiology group, of which one of the members was among the limited partners in this joint venture, to sublease the medical equipment and facility from the Company. This sublease arrangement commenced April 1, 1995 and provided for 60 monthly payments of $10,000 commencing on June 15, 1995. In addition, the sublessee was responsible for paying the rent for the office space and for all future operating costs incurred. In December 1998, the Company terminated the sublease arrangement and sold the medical equipment to the sublessee for an aggregate of $189,000, representing: (i) a payment for the Company's agreement to terminate the sublease agreement ($116,400), (ii) reimbursement for personal property tax payments made by the Company on the sublessee's behalf ($42,600) and (iii) the purchase price for the medical equipment ($30,000). As a result of the cessation of the sublease arrangement and sale of the equipment, the Company recorded a gain on sale of property, plant and equipment of $166,170 in December 1998, which primarily is due to a reversal of an early sublease termination reserve established in 1994 and the recoupment of taxes paid by the Company on the sublessee's behalf.

Secaucus Facility

         In November 1996, the Company, with Practice Management Corporation ("PMC"), formed a limited liability company, of which the Company owned 60% and PMC owned 40% , to provide on-site diagnostic imaging services to Meadowlands Hospital Medical Center (the "Secaucus Facility") located in Secaucus, New Jersey. In forming this joint venture, the parties agreed that the Company would fund the working capital of the joint venture and PMC would provide marketing services. The facility commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. Based upon losses sustained at such site and the expectation of continuing losses, the Company decided to sell the mobile MRI unit and to close the Secaucus Facility. In order to facilitate the wind-down of operations, in March 1998, an agreement was reached whereby the Company acquired (for nominal consideration) the 40% joint venture interest owned by PMC effective as of December 31, 1997. In May 1998, the Company sold this mobile MRI unit to an unaffiliated third party. As a result of the sale of the mobile MRI unit, the Company recorded a gain on sale of property, plant and equipment of $151,767, which was recorded in the second quarter of fiscal 1998.

MOBILE MRI DIVISION

         Prior to September 1994, the Company operated four mobile MRI units in addition to its fixed-site facilities. Effective September 1, 1994, the Company entered into an arrangement pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark
R. Vernon, the President and a significant stockholder of such sublessee, Omni Medical Imaging, Inc. (the "sublessee"), has been an officer of the Company since April 1997 and is the brother of the CEO. The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the arrangement, the Company recorded a reserve for subleased equipment in fiscal 1994 in the amount of $2,375,000. At December 31, 1994, the sublessee was current with its monthly payment obligations. During fiscal 1995, the Company was entitled to receive from the sublessee approximately $1,047,000 in rental income of which it received approximately $685,000, resulting in past due amounts of approximately $362,000. Due to the sublessee's failure to remain current with its 1995 monthly payment obligations in December 1995, the Company repossessed and sold one of its mobile MRI units for $625,000. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributable to such mobile MRI unit and the sale proceeds received. In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their obligations to the Company. At such time, the sublessee owed the Company approximately $456,000. In an attempt to satisfy the past due amounts, the sublessee and its customers provided the Company with cash (aggregating approximately $75,000) and additional patient receivable claims (aggregating approximately $504,000) to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness. The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. At such time, the sublessee owed the Company approximately $532,000. In August 1996, the Company sold another one of its mobile MRI units. There was no significant gain or loss resulting from such disposition. In October 1996, the Company entered into an agreement with certain other creditors of the sublessee (the "Creditors Agreement") with respect to the collection and application of the sublessee's receivables. At December 31, 1996, in connection with collection efforts on behalf of the parties to the Creditors Agreement, together with the Company's intended use of one of its two remaining mobile MRI units at the Secaucus Facility, the Company recorded a recovery on accounts receivable (approximately $392,000) relating to a provision for bad debts that had been recorded at the time of the restructuring of the Company's mobile MRI operations. In May 1997, the Company sold one of its two remaining mobile MRI units to an unaffiliated third party for $105,000. As of December 31, 1997 and 1998, the amount of the sublessee's past due indebtedness was approximately $347,000 and $257,000, respectively (which amount has been fully reserved for by the Company in its financial statements). As previously discussed, in May 1998 the Company sold its remaining mobile MRI unit to an unaffiliated third party. See "Item 1. Business
- The Facilities - Secaucus Facility." At December 31, 1998, the Company reevaluated its future obligations under a note payable which was due (and paid) in February 1999 relating to this mobile equipment and concluded that the remaining reserve at December 31, 1998 was adequate.

RELATIONSHIP WITH MEDICAL LICENSEES

         As previously noted, the Company generally leases its medical equipment and premises (directly or through joint ventures) to Medical Licensees primarily located in New Jersey, New York and Pennsylvania who, in turn, use the equipment to provide services to their patients and patients of other health care providers (including individual physicians, physicians' groups and other health care providers consisting of managed care organizations, labor unions and self-funded corporations) with whom they or the Company have relationships. For the years ended December 31, 1998, 1997 and 1996, the Company had five Medical Licensees which accounted for more than 5% of its total revenues: Monmouth, which accounted for 27%, 30% and 30% of total revenues in fiscal 1998, 1997 and 1996, respectively; Edgewater Diagnostic Imaging, P.A. ("Edgewater"), which accounted for 14%, 18% and 19% of total revenues in fiscal 1998, 1997 and 1996, respectively; Wayne MRI, P.A. ("Wayne"), which accounted for 14%, 17% and 21% of total revenues in fiscal 1998, 1997 and 1996, respectively; Rittenhouse Square Imaging Associates, L.P. ("Rittenhouse"), which accounted for 9%, 15% and 12% of total revenues in fiscal 1998, 1997 and 1996, respectively; and Kings Medical, which accounted for 6%, 12% and 18% of total revenues in fiscal 1998, 1997 and 1996, respectively. To the extent the Company were to lose any of its existing Medical Licensees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Licensee.

         Many health care providers do not own MRI or other diagnostic imaging technology equipment because of insufficient patient volume to justify the costs associated with the acquisition and operation of the technology, as well as the strict regulatory environment and management and marketing considerations. Depending upon features and options selected, an MRI unit costs between approximately $800,000 and $1.6 million. Many health care providers cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a health care provider with sufficient patient volume and resources to purchase an in-house MRI unit or other diagnostic imaging technology may still contract for the use of the Company's services. Among the reasons for such use of the Company's MRI units and other technologies are: avoidance of the risk of technological obsolescence of the equipment; elimination of the need to recruit and employ qualified technicians; establishment of a patient base before an in-house MRI unit or other technology is installed; provision of additional coverage when patient demand exceeds in-house capacity; lack of a suitable interior location; changes in Medicare reimbursement systems resulting in declining profit margins for many hospitals and other health care providers, thereby reducing capital available to purchase new and expensive equipment; and lessening the risks of medical malpractice suits by utilizing state of the art medical technology and related services.

MANAGED CARE

         As the number of managed healthcare enrollees continues to proliferate in the New Jersey Tri-State region, radiology providers face new opportunities and challenges as they negotiate and manage various contractual relationships. In the past few years, consolidation and integration among hospitals and health systems has accelerated, as with traditional insurers and HMOs. In heavily concentrated markets, some radiology practices have received more than 20% to 30% of their patient volume from capitated managed care contracts.

         What the future holds for health care reform is uncertain. However, many imaging centers have tried to prepare themselves for anticipated reforms. Many are focusing on forming alliances with insurance companies and health care networks in order to be assured a steady patient base. In an effort to form these alliances, these imaging centers are trying to cut their costs and offer the highest quality of care available.

         With its extensive experience of negotiating over 150 managed care contracts, the Company believes it is better positioned than most of its competitors to compete in the fast growing managed care market. In 1998, over 27% of the Company's total revenue was derived from its managed care contracts. In addition, the Company has gained a significant market share at the Ocean Township Facility through its capitated agreement with Aetna U.S. Healthcare. To date, this facility has provided services to nearly 17,000 of the 40,000 Aetna U.S. Healthcare members in the county in which it is located. Although the payor mix varies with each of the Company's facilities, managed care revenue as a percentage of total revenue has increased each year. The Company is in the process of negotiating additional capitated arrangements with several major HMOs, as well as aggressively pursuing direct fee-for-service contracts with self-insured employers and unions. The Company believes it is poised for long term success and growth in the managed care industry by continuing to maintain and adapt to the changing health care market place.

MARKETING/SALES

         As of December 31, 1998, the Company employed one full-time marketing and managed care executive, one part-time assistant director of marketing and nine full-time sales representatives. The Company has also employed other part-time marketing representatives from time to time. These personnel identify and contact health care providers, managed care organizations and corporate subscribers which may require the Company's services. In addition, the Company enters into excess capacity arrangements whereby the Company provides, during "off-hours", the use of certain of its facilities and all ancillary services with respect to such facilities to various licensees. The Company recognizes revenue on a fixed fee per procedure basis from these arrangements.

         A significant resource for the Company has been existing customer referrals. Based on historical data, there are approximately over 13,000 physicians who have referred patients to the Company's 11 facilities. A significant amount of these referrals have been generated through the efforts of the Company's sales and marketing representatives, who directly call on both existing referring physicians and potential referrers. The Company also employs consumer advertising, such as local radio spots and print advertisements, as a marketing tool to attract not only physicians, but the patient population as well.

COMPETITION

         The health care industry in general, and the market for advanced diagnostic imaging services in particular, are highly competitive. In addition to direct competition from other diagnostic imaging providers, the Company must compete with larger health care providers as well as hospitals, private clinics and radiology practices that own MRI units or other diagnostic imaging equipment and with equipment manufacturers which sell equipment to health care providers for in-house installation.

         A number of competitors operate fixed-site MRI and other multi-modality facilities in New Jersey, New York and Pennsylvania, the Company's service areas. Moreover, certain of these competitors have substantially greater financial resources than those of the Company, which may give them advantages in negotiating equipment acquisitions, advertising and responding quickly to new demand. The Company believes that it competes effectively against other fixed-site providers based on the reputation of the Company and the physicians with whom the Company has relationships, the location of the Company's facilities, the state of the art equipment the Company uses, and the ability of the Company to quickly respond to demand.

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

         Existing health care providers who are customers of the Company may purchase MRI equipment if their patient volume increases to the point where it becomes cost effective to own and operate their own MRI equipment. Ownership and operation of MRI equipment and the provision of related services does not require proprietary information, trade secrets or similar nonpublic intellectual property but does require in most states satisfaction of certain licensure and certification requirements with the state/local health departments, which are not necessarily easily obtained. Consequently, there are no significant barriers to entry other than the costs of the equipment, hiring of qualified technicians and management and, where applicable, compliance with licensure and certification requirements and other regulatory or legislative constraints.

EQUIPMENT

         The diagnostic imaging equipment currently operated by the Company is located in fixed-site facilities, is technologically sophisticated and complex, requires regular maintenance and is subject to unpredictable malfunctions and breakdowns. The Company contracts with equipment manufacturers for comprehensive maintenance programs for its equipment to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). On most equipment, the maintenance contract provides that such repairs will be performed during regular operating hours. Although the maintenance contracts provide for inspections and maintenance of the equipment on a fixed-fee basis, equipment servicing adversely affects revenue generation by reducing the number of regular operating hours the equipment is available for use. Additionally, medical equipment is generally warranted by the equipment manufacturer for a specified period of time, usually one year from the date of purchase, during which the Company receives uptime guarantees (a guarantee that the equipment will function for a specified percentage of scheduled use hours) from the manufacturer of the equipment. However, these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime, scheduled maintenance and software updates (upgrading of the computer program which aids the generation of the scanned image). The Company carries business interruption insurance which provides for $750,000 of coverage for each fixed-site facility, after five days of downtime, to help protect itself from unexpected long-term equipment failures.

REIMBURSEMENT

         Many of the Company's customers are health care providers that are subject to extensive federal and state legislation and regulation relating to the reimbursement and control of health care costs. As a result of federal cost-containment legislation currently in effect, hospital in-patients covered by Medicare are classified into diagnostic related groups ("DRGs") in accordance with the patient's diagnosis, and reimbursement is limited to predetermined amounts assigned to particular DRGs based upon the diagnosis of the ailment of a patient. Generally, free-standing diagnostic imaging facilities that provide services for hospital in-patients must look to the referring hospital for payment, which the hospital must take out of its DRG reimbursement. For out-patients who are not admitted to a hospital, the Medicare approved reimbursement for single MRI scans generally range between $482 and $1,212, depending on the type of scan performed. Because Medicare reimbursement for diagnostic imaging services is limited, it does not necessarily cover all of the costs of the medical services provided. Therefore, the physicians who provide professional services at the Company's facilities may be prevented, to the extent they rely on Medicare reimbursement, from using diagnostic imaging equipment profitably after they pay use fees to the Company and other expenses of operations. However, Medicare billings currently are not a material component of the Company's revenues, and revenues associated with Medicare claims accounted for less than 8% of the Company's revenues for the year ended December 31, 1998.

         Currently, DRGs are not applicable to out-patient services that a physician may provide to non-Medicare patients at a diagnostic imaging facility. When patients are directly billed for services, most of their health care insurers, including Blue Cross/Blue Shield, reimburse service providers for 80% to 100% of the physician's charge for diagnostic imaging services as long as this fee is "reasonable and customary" for that geographical area. Any difference is due from the patient. The health care insurer determines what is considered "reasonable and customary." Some insurers have adopted DRG-type reimbursement schedules and others may be investigating the possibility of implementing such schedules, however, the Company believes that such private reimbursement schedules are not and will not be as stringent as those under the Medicare DRG program. Since patient reimbursement affects the levels of fees the Company can charge a Medical Licensee, widespread application of DRG-type reimbursement schedules could adversely affect the Company's business. In addition, the Company has entered into many contracts with managed care organizations which generally provide for lower reimbursement rates than those received from other insurance carriers.

GOVERNMENT REGULATION

Licensing and Certification Law

         All states in which the Company currently operates have laws that may require licensing of facilities and personnel, compliance with standards of testing and obtainment of Certificates of Need ("CON") and other required certificates for certain types of health care facilities and major medical equipment, such as an outpatient diagnostic imaging center using MRI or other diagnostic imaging equipment. At the present time, the licensing and certification laws of New Jersey, New York and Pennsylvania pertain to the Company's operations. Effective December 1996, the CON requirements in the State of Pennsylvania expired, and to date no new CON requirements have been implemented, but there can be no assurance that new rules or regulations will not be enacted which may affect or restrict the Company's operations in Pennsylvania, as well as affect expansion plans in Pennsylvania, if any.

         Although the licensing and certification law programs vary from state to state, generally such programs require state approval before acquiring and operating major medical equipment or establishing new inpatient services, but various exceptions apply. In New York, for example, the acquisition of MRI equipment to be placed outside of a hospital or other licensed health care facility which is leased and operated by an independent physician or group of physicians (such as the New York City Facility) does not require a CON. Where a CON is required, approval of the acquisition of MRI equipment may be tied to the satisfaction of various criteria relative to costs, need for the services and quality of construction and operation. In New Jersey, CON approval formerly required for MRI equipment has been eliminated; however instead New Jersey has implemented licensure requirements for most facilities offering MRI services. The licensure requirements include standards for building compliance, equipment compliance and certain operational standards. The Company believes it is in compliance with these standards at all sites it operates in New Jersey. The certification and licensure requirements of these states can serve as a barrier to entry and can increase the costs of and delays in certain expansions or renovations or the addition of health care services in the areas covered by such requirements.

         The Company also has to comply with certain federal certification requirements. For example, the Ocean Township Facility, which offers mammography, must be certified by the federal government, which certification has been received. Further, additional certification requirements may affect the Company's facilities, but such certifications generally will follow specific standards and requirements set forth in public documents.

         Although the Company believes that currently it has obtained all necessary licenses and certifications, the failure to obtain a required license or certification could have a material adverse effect on the Company's business. The Company believes that the provision of health care services will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and affect thereof nor the cost to the Company of compliance.

Corporate Practice of Medicine: Fee Splitting

         The laws of many states, including all of the states in which the Company currently operates, prohibit business corporations, such as the Company, from exercising control over the medical judgements or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting with physicians. These laws and their interpretations vary from state to state. These laws are interpreted by both the courts and regulatory authorities. The Company's strategy in its expansion into physician practice management is to acquire certain assets and assume certain liabilities of, and to enter into service agreements with, affiliated physicians and other health care practitioners. Pursuant to these service agreements the Company will provide management, administrative, technical and other non-medical services to the affiliated practitioners in exchange for a fee. The Company intends to structure its relationships with the affiliated practitioners (including the purchase of assets and the provision of services under the service agreements) to keep the Company from engaging in the unlicensed corporate practice of medicine or exercising control over the medical judgements or decisions of the affiliated practitioners. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the unlicensed corporate practice of medicine in such states or that the payment of service fees to the Company by the affiliated practitioners under the service agreements constitutes fee-splitting or the unlicensed corporate practice of medicine. If such a claim were successfully asserted, the Company (and affiliated practitioners) could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results could have a material adverse effect on the Company's business, financial condition and results of operations.

         Several of the diagnostic imaging facilities in New Jersey owned by the Company have sought and been granted a license to operate MRI and other diagnostic imaging modalities by the State. At such facilities, for billing purposes the service provider is deemed to be the facility owner and bills are issued in the name of such owner. Irrespective of these billing arrangements, the radiologists or other licensed physicians who furnish professional services at the facility exercise complete independence in medical decisions and medical oversight of the facility.

DRG Method of Reimbursement

         At present, the Company receives little reimbursement for MRI and other radiology services provided on behalf of hospital inpatients. As such, little of its reimbursement comes from a DRG-type system. The Company does not anticipate that there will be an appreciable increase in hospital inpatient imaging services provided by the Company or any other imaging services that would come under a DRG-type reimbursement system. No insurers or other payors with which the Company does business has adopted DRG-type reimbursement. The Company has relationships with several hospitals for inpatient services where the hospital is reimbursed under the DRG system, but the Company receives payment on a discounted fee for service basis, not under a DRG. It is impossible for the Company to estimate the impact on the Company if payors try to implement a DRG-type system, as radiology is only one component of a bundle of services that would likely be covered. See "--Reimbursement."

Anti-Kickback Statute under Federal Medicare Program

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

         Beginning in 1991, the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") published safe harbor regulations that specify the conditions under which certain types of financial relationships, including investment interests in public companies, management and personal service contracts and leases of space and equipment, will be protected from criminal or civil sanctions under the Anti-Kickback Statute if the standards set forth in the regulations are strictly followed. Although the Company believes that the financial arrangements involved in the operation of its facilities qualify for protection under the applicable safe harbor protections, given the complexity of these regulations there can be no assurance that all applicable provisions are being satisfied. The OIG has stated that failure to satisfy the conditions of an applicable safe harbor does not necessarily indicate that the arrangement violates the Anti-Kickback Statute, but such arrangements are not among those that the safe harbor regulations protect from criminal and civil sanctions. Due to the broad and sometimes vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Anti-Kickback Statute. Further, there can be no assurance that new laws or regulations will not be enacted or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities which might adversely affect the Company's business.

Stark Law

         Sections of the Omnibus Budget Reconciliation Act of 1989 ("Stark I") and the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), as amended, prohibit physicians (including medical doctors, osteopaths, dentists, chiropractors and podiatrists) from referring their patients for the provision of "designated health services" (including diagnostic imaging, clinical laboratory, physical therapy and other services) to an entity with which such physician (or an immediate family member) has a financial relationship. Stark I and Stark II (collectively, the "Stark Law") also prohibit the provider entity from presenting or causing to be presented a claim or bill to any individual, third-party payor or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by the Company or an affiliated medical practice could result in significant civil penalties, which may include exclusion or suspension of the physician or provider entity from future participation in the Medicare and Medicaid programs and substantial fines.

         The Stark Law provides exceptions from its prohibitions for certain types of referrals within a qualifying group medical practice, employment relationships and certain personal services and leasing arrangements and certain other contractual relationships. The Company has reviewed the effects of the Stark Law and believes that it complies in all material respects with the applicable provisions of the Stark Law, although because of the broad and sometimes vague nature of this law and the final and proposed interpreting regulations, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of the Stark Law.

False Claims Act

         Several federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to obtain governmental approval or payment for a false claim. Under the False Claims Act, civil damages may include a penalty of up to three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by individuals on behalf of the government (known as a qui tam suit) and such private citizens could receive up to 30% of the recovery. The Company carefully monitors its submissions for reimbursement on behalf of the Company and its affiliated health care providers to assure that they are not false or fraudulent and believes that it is not in violation of the False Claims Act, but there is no assurance that such activities will not be challenged by governmental authorities or private parties resulting in a false claim action.

State Laws

         Many states, including some where the Company operates, have laws that prohibit certain direct and indirect payments made by health care providers that are designed to induce referrals. Further, some states expressly prohibit referrals by physicians to entities in which such physicians have a financial interest. Sanctions for violating the state statutes may include loss of licensure for the physicians and civil and criminal penalties assessed against both the referral source and the recipient provider. The Company continues to review all aspects of its operations, and where appropriate has taken steps to insure that physicians do not have investment interests in its operations.

         The Company believes that it complies in all material respects with all applicable provisions of the Anti-Kickback Statute, the Stark Law and applicable state laws governing fraud and abuse as well as licensing and certification, although because of the broad and sometimes vague nature of these laws and requirements, there can be no assurance that an enforcement action will not be brought against the Company or that the Company will not be found to be in violation of one or more of these regulatory provisions. Further, there can be no assurance that new laws or regulations will not be enacted, or existing laws or regulations interpreted or applied in the future in such a way as to have a material adverse impact on the Company.

Insurance Laws and Regulations

         Certain states have enacted statutes or adopted laws and regulations ("Laws") affecting risk assumption in the health care industry, including Laws that subject any physician or physician network engaged in risk-based contracting to applicable insurance Laws, which may include, among other things, Laws providing for minimum capital requirements and other safety and soundness requirements. If these Laws were applicable to the Company, failure to comply with them could have a material adverse effect on the Company's business, financial condition and results of operations. However, the states in which the Company operates provide exemptions from applicable insurance Law requirements where partial (and in certain instances, full) risk is borne by a licensed medical provider. In New Jersey, where the Company conducts the majority of its operations, state law specifically permits a licensed medical provider to assume financial risk as part of his/her provision of medical services. If these arrangements were to become a larger part of the Company's reimbursement for health care services, state laws currently in place in jurisdictions where the Company conducts business generally provide significant latitude from insurance requirements.

EMPLOYEES

         As of December 31, 1998, the Company had 136 full-time employees, including four radiologists, 33 trained diagnostic imaging technologists, one marketing and managed care executive, nine sales representatives, and 87 administrative and clerical personnel. None of the Company's employees are represented by labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

         The Company does not own any real property but leases space for its corporate offices in Red Bank, New Jersey, and its 11 facilities (one of which contains the Company's billing office). The addresses of these offices and facilities are as follows:

Corporate Offices
-----------------
Tri-Parkway Corporate Park
200 Schulz Drive
Red Bank, NJ 07701                           (approximately 7,400 square feet)

Facilities
----------
Brooklyn Facility
2095 Flatbush Avenue
Brooklyn, New York 11234                     (approximately 5,000 square feet)

Edgewater Facility
725 River Road, Suite 103

Edgewater, NJ 07020                          (approximately 2,000 square feet)

Wayne Facility
516 Hamburg Turnpike
Wayne, NJ 07470                              (approximately 700 square feet)

Philadelphia Facility
1705 Rittenhouse Square
Philadelphia, PA 19103                       (approximately 4,500 square feet)

Ocean Township Facility (which contains the billing office)
733 Highway 35
Ocean Township, NJ 07712                     (approximately 9,200 square feet)

New York City Facility
45 Beekman Street
New York, NY 10038                           (approximately 4,000 square feet)

Bloomfield Facility
350 Bloomfield Avenue
Bloomfield, NJ 07003                         (approximately 5,500 square feet)

Voorhees Facility
108 Somerdale Road
Voorhees, NJ 08043                           (approximately 7,700 square feet)

Voorhees Multi-Modality Facility
600 Somerdale Road
Voorhees, NJ 08043                           (approximately 2,400 square feet)

Mainland Facility
1418 New Road
Northfield, NJ 08225                         (approximately 10,100 square feet)

Williamstown Facility
640 North Black Horse Pike
Williamstown, NJ 08094                       (approximately 2,700 square feet)

Management believes that its offices and facilities are suitable for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings which in the opinion of its management may have a material adverse effect on its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Stockholders was held on December 22, 1998. At the meeting, the following directors were elected for a one year term and until their successors are duly elected and qualified:

                              VOTES             VOTES       VOTES                          BROKER
NAME                          FOR              AGAINST     WITHHELD      ABSTENTIONS     NON-VOTES
----                          ---              -------     --------      -----------     ---------
Shawn A. Friedkin             12,414,183         84,700        0               0             0
Manmohan A. Patel             12,301,183         197,700       0               0             0
Joseph J. Raymond             12,420,183         78,700        0               0             0
Michael S. Weiss              12,414,183         84,700        0               0             0
Elliott H. Vernon             12,418,283         80,600        0               0             0

The following additional matters were voted upon at the Annual Meeting:

      The ratification and approval of an option award to an executive officer of HIS PPM Co., a wholly-owned subsidiary of the Company ("HIS PPM"), was approved by the following vote:

VOTES              VOTES              VOTES                             BROKER
FOR               AGAINST           WITHHELD        ABSTENTIONS        NON-VOTES
---               -------           --------        -----------        ---------
7,000,723         399,682                 0            31,309          5,067,169

        The approval of an amendment to the Company's 1997 Omnibus Incentive Plan (the "Omnibus Plan") increasing the maximum number of shares of Common Stock that may be issued pursuant to awards to any participant under such plan from 500,000 shares to 600,000 shares in any given fiscal year was approved by the following vote:

VOTES              VOTES             VOTES                              BROKER
FOR               AGAINST           WITHHELD        ABSTENTIONS        NON-VOTES
---               -------           --------        -----------        ---------
12,017,842        439,341                 0            41,700           0

         The approval of certain amendments to the Company's 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), among other things, increasing the maximum number of shares of Common Stock that may be subject to options under such plan during its term from 250,000 shares to 750,000 shares, was approved by the following vote:

VOTES              VOTES             VOTES                              BROKER
FOR               AGAINST           WITHHELD        ABSTENTIONS        NON-VOTES
---               -------           --------        -----------        ---------
6,996,323         402,691              0               32,700          5,067,169

        The ratification and approval of an option award to a director of the Company was approved by the following vote:

VOTES              VOTES             VOTES                              BROKER
FOR               AGAINST           WITHHELD        ABSTENTIONS        NON-VOTES
---               -------           --------        -----------        ---------
6,645,273         564,141              0               222,300         5,067,169

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Common Stock is included in The Nasdaq National Market ("HISS").

         The following table sets forth the high and low sale prices for the Common Stock for the period from January 1, 1997 through March 26, 1999 based on transaction data as reported by The Nasdaq National Market.

                                                     High             Low
                                                     ----             ---
        Year Ended December 31, 1997
        ----------------------------

        First Quarter                                $ 2-1/16         $ 15/16
        Second Quarter                               $ 2              $ 1
        Third Quarter                                $ 1-7/16         $ 3/4
        Fourth Quarter                               $ 1-15/32        $ 25/32

        Year Ending December 31, 1998
        -----------------------------

        First Quarter                                $ 1-31/32        $ 31/32
        Second Quarter                               $ 1-23/32        $ 1
        Third Quarter                                $ 1-23/32        $ 5/8
        Fourth Quarter                               $ 1-5/16         $ 23/32

        Year Ending December 31, 1999
        -----------------------------

        First Quarter (through March 26, 1999)       $1-3/8           $ 31/32

         As of March 26, 1999, there were 73 holders of record of the Common Stock. The Company believes that there were approximately 1,200 beneficial holders of the Common Stock as of such date.

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

         As previously noted, the Company issued an aggregate of 887.385 shares of Series D Stock having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference) in October 1998 in connection with the Beran Acquisition. See "Item
1. Business - The Facilities - The Beran Facilities." In addition, upon consummation of the Beran Acquisition, certain transferees of Biltmore Securities, Inc. ("Biltmore") were issued 750,000 shares of Common Stock under a consulting agreement between Biltmore and the Company (see "Item 13. Certain Relationships and Related Transactions") and a restricted stock award to the CEO of 250,000 shares of Common Stock vested (see "Item 11. Executive Compensation"). Moreover, in connection with the bridge financing provided by DVI Financial Services Inc. ("DFS") with respect to the Beran Acquisition, the Company entered into a consulting agreement with DFS and issued DFS stock options to purchase an aggregate of 500,000 shares of Common Stock. See "Item
13. Certain Relationships and Related Transactions." Each of these issuances were deemed to be exempt from registration under the Securities Act of 1933 in reliance of Section 4(2) of such Act as a transaction by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial information is provided for the Company.

                                                                Year ended December 31,
                                                                -----------------------
                                         1998(A)          1997(B)         1996            1995            1994
                                         -------          -------         ----            ----            ----
OPERATING DATA:
---------------
Revenues                             $ 16,451,057    $ 10,247,940    $  9,787,591    $  9,249,284    $ 11,398,794
Income/(loss) before minority
interests and income taxes           $  2,738,600    $   (331,094)   $   (396,256)   $     33,227    $ (5,769,180)
Net income/(loss) available to
common shareholders                  $  1,978,703    $   (804,305)   $   (861,796)   $   (118,430)   $ (6,053,612)
Income/(loss) per common  share -
basic                                $       0.19    $      (0.13)   $      (0.18)   $      (0.03)   $      (1.35)
Income/(loss) per common share -
diluted                              $       0.10    $      (0.13)   $      (0.18)   $      (0.03)   $      (1.35)

BALANCE SHEET DATA:
-------------------
Working capital (deficit) surplus    $ (2,059,665)   $  1,152,667    $  2,943,313    $  1,160,247    $    658,828
Total assets                         $ 42,954,653    $ 13,540,635    $ 10,566,732    $ 10,006,699    $ 13,800,753
Current portion of long-term debt,
reserves for subleased equipment
and capital lease obligations        $ 15,800,300    $  1,647,148    $  1,252,613    $  2,287,204    $  4,214,804
Long-term debt, reserves for
subleased equipment and capital
lease obligations less current       $  3,440,890    $  3,101,912    $  2,717,216    $  3,275,445    $  4,778,306
portion
Stockholders' equity                 $ 17,749,286    $  5,412,898    $  5,004,807    $  3,222,876    $  3,341,306

(A) The data relating to the year ended December 31, 1998 includes the acquisition of the Beran Entities on October 2, 1998 (effective October 1,
1998). See "Item 1. Business - The Facilities."

(B) The data relating to the year ended December 31, 1997 includes the acquisition of the New York City Facility on November 4, 1997. See "Item 1. Business - The Facilities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS IN THIS ANNUAL REPORT THAT ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ANY STATEMENTS CONTAINED HEREIN WHICH ARE NOT HISTORICAL FACTS OR WHICH CONTAIN THE WORDS "ANTICIPATE," "BELIEVE," "CONTINUE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, THE RISK THAT THE COMPANY MAY NOT BE ABLE TO IMPLEMENT ITS GROWTH STRATEGY IN THE INTENDED MANNER INCLUDING THE INTEGRATION OF ACQUISITIONS, RISKS ASSOCIATED WITH THE COMPANY'S NEED TO REFINANCE CERTAIN NEAR-TERM DEBT MATURITIES, RISKS REGARDING CURRENTLY UNFORESEEN COMPETITIVE PRESSURES AFFECTING PARTICIPANTS IN THE HEALTH CARE MARKET AND RISKS AFFECTING THE COMPANY'S INDUSTRY, SUCH AS INCREASED REGULATORY COMPLIANCE, CHANGES IN PAYOR REIMBURSEMENT LEVELS AND TECHNOLOGICAL CHANGES. IN ADDITION, THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITIONS ARE SUBJECT TO THE RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DESCRIBED IN THE COMPANY'S REPORTS AND STATEMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

For the Year Ended December 31, 1998 vs. December 31, 1997

         For the year ended December 31, 1998, revenues were $16,451,057 as compared to $10,247,940 for the year ended December 31, 1997, an increase of approximately $6,203,000 or 61%. This increase was primarily due to (i) revenues associated with the operation of the Beran Facilities acquired effective as of October 1, 1998 (approximately $3,049,000), (ii) an increase in same facility revenue (approximately $2,033,000) for facilities that were operated by the Company for all of 1998 and 1997, (iii) revenues associated with the operation of the New York City Facility acquired in November 1997 (approximately $805,000) and (iv) revenues associated with its physician practice management operations (approximately $585,000), all of which were partially offset by (x) decreased revenues at the Brooklyn Facility (approximately $159,000) and (y) the closure of the Secaucus Facility (approximately $151,000).

         For the year ended December 31, 1998, operating expenses were $13,712,457 as compared to $10,579,034 for the year ended December 31, 1997, an increase of approximately $3,133,000 or 30%. This increase was primarily due to
(i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $2,070,000), (ii) increased expenses associated with facilities that were operated by the Company for all of 1998 and 1997 (approximately $817,000) relating to an increase in the number of procedures being performed, (iii) expenses incurred in connection with the operation of the New York City Facility acquired in November 1997 (approximately $610,000), (iv) expenses relating to its physician practice management operations (approximately $223,000), all of which were partially offset by (x) the closure of the Secaucus Facility in May 1998 (approximately $692,000) and (y) a decrease in non-cash compensation charges in fiscal 1998 (approximately $136,000) as compared to fiscal 1997 (approximately $399,000). The fiscal 1998 non-cash compensation charges resulted from the grant of stock options to (A) a director of the Company as consideration for his agreement, in his capacity as a partner in MR Associates, to sell the Brooklyn Facility (approximately $88,000) (see "Item 1. Business - The Facilities - Brooklyn Facility") and (B) DFS, in its capacity as financial advisor, pursuant to a five year consulting agreement (approximately $47,000) (see "Liquidity and Capital Resources").

         The operating results for the Company have been negatively impacted by the Brooklyn Facility, the Philadelphia Facility and at the Secaucus Facility. In connection with the Company's review of the viability of the Brooklyn Facility, among other things, the Company has entered into a new lease arrangement with respect to the lease of this facility. See "-- Liquidity and Capital Resources of the Company." The Company is negotiating the purchase of the limited partners' interests in the Philadelphia Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the end of the second quarter of fiscal 1999. See "Item 1. Business
- The Facilities - Philadelphia Facility." However, notwithstanding the foregoing efforts, there can be no assurance that the purchase of the limited partners' interests in the Philadelphia Facility or the implementation of other revenue enhancement measures, to include expanded advertising and marketing will be successfully concluded or that the procedures generated at the Brooklyn Facility will be sufficient to better support the operations of the Brooklyn Facility. In May 1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Secaucus Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Secaucus Facility, including the related debt service. See "Item 1. Business - The Facilities - Secaucus Facility."

         During the year ended December 31, 1997, as a corporate general partner the Company recorded $21,626 of losses attributable to the limited partnership interests in the Philadelphia Facility in excess of the limited partners' capital accounts.

         In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is assessing affiliations with several primary care and multi-specialty physician practices (including PMA), as well as the faculty practices of certain hospitals. Although the Company has entered into various letters of intent, the Company has not entered into any definitive acquisition agreements (other than the PMA Merger Agreement) or administrative service agreements with respect to its physician practice management operations. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during the past year, the availability of financing for these ventures has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions. See "Item 1. Business - Introduction."

For the Year Ended December 31, 1997 vs. December 31, 1996

        For the year ended December 31, 1997, revenues were $10,247,940 as compared to $9,787,591 for the year ended December 31, 1996, an increase of approximately $460,000. This increase was primarily due to increased revenues at certain of the Company's facilities, as well as the commencement, through a joint venture, of MRI services in May 1997 at the Secaucus Facility and the acquisition of the New York City Facility in November 1997.

        For the year ended December 31, 1997, operating expenses were $10,579,034 as compared to $10,183,847 for the year ended December 31, 1996, an increase of approximately $395,000. This increase was primarily due to (i) the start-up expenses incurred in establishing the Secaucus Facility (approximately $798,000), (ii) operating costs associated with the newly-acquired New York City Facility (approximately $107,000), (iii) increased consulting and marketing fees (approximately $420,000) arising from various consulting agreements entered into by the Company during fiscal 1997 with respect to an increased marketing effort by the Company on behalf of its facilities (including the newly-acquired New York City Facility and newly-formed Secaucus Facility) deemed to be in its strategic interest and (iv) increased equipment operating lease expense (approximately $192,000), all of which were partially offset by (x) a decrease in non-cash compensation charges recorded during the year ended December 31, 1997 (approximately $399,000) as compared to December 31, 1996 (approximately $1,445,000) and (y) a gain on the sale of one of the Company's mobile MRI units to an unaffiliated third party (approximately $105,000). The fiscal 1997 non-cash compensation charges primarily resulted from the grant of (A) stock options and a restricted stock award to the CEO in connection with an amendment to his employment agreement which extended the term of his employment and reduced his base salary (approximately $307,000) (see "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements") and (B) stock options to Biltmore Securities, Inc. ("Biltmore") pursuant to a consulting agreement which vested upon the sale of preferred stock in February 1996 (approximately $57,000) (see "Item 13. Certain Relationships and Related Transactions").

         During the year ended December 31, 1997, as a corporate general partner the Company recorded $70,099 of losses attributable to the limited partnership interests in the Philadelphia Facility in excess of the limited partners' capital accounts. In addition, because the Company is the only member in the related limited liability company obligated to fund working capital for the Secaucus Facility, the Company recorded $153,278 of losses attributable to the other member's interest in such facility in excess of the other member's capital account.

         The operating results for the year ended December 31, 1997 and 1996 were adversely affected by the Philadelphia Facility which incurred losses of $175,247 and $374,969, respectively. However, the Company's expanded advertising and marketing efforts on behalf of the Philadelphia Facility has resulted in a significantly reduced loss for the year ended December 31, 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the interests in the Philadelphia Facility not currently owned by it (i.e., the limited partners' interests) and it expects to consummate such purchase by the second quarter of fiscal 1999. See "Item 1. Business - The

Facilities - Philadelphia Facility." However, there can be no assurance that these negotiations will be successfully concluded. In addition, the operating results for the year ended December 31, 1997 were adversely effected by decreasing margins at the Brooklyn Facility resulting from competitive pressures, as well as by the funding of the expenses associated with the Secaucus Facility during its start-up phase.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         As of December 31, 1998, the Company had a cash balance of $1,506,123, current assets of $18,808,408 and a working capital deficit of $2,059,665. The working capital deficiency is a result of the short-term $14.0 million DFS Bridge Loan. The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition and provides for interest at 12% per annum with no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February
1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999). The DFS Bridge Loan is expected to be repaid from the long term financing to be obtained in connection with the proposed acquisition of JIHP. In the event the acquisition of JIHP is not consummated on or prior to May 1, 1999, management believes (based on discussions to date with several financing sources) that the DFS Bridge Loan can be refinanced on a longer term basis. Cash flows provided by operating activities were $1,457,563 for the year ended December 31, 1998, which consisted of (i) depreciation and amortization of $2,029,723 primarily related to equipment acquired in the Beran Acquisition in October 1998 and in the acquisition of the New York City Facility in November 1997 and certain new equipment installed in the Company's existing facilities, (ii) an increase in the allowance for doubtful accounts receivable of $1,140,000 primarily related to the aging of accounts receivables at certain of the Company's facilities and
(iii) minority interests in joint ventures of $479,170, all of which were partially offset by a gain on sale of property, plant and equipment of $317,937 related to the closure of the Secaucus Facility and sale of the mobile MRI unit used at such facility in May 1998, and the termination of the Catonsville Facility sublease and sale of the related MRI equipment in December 1998. Other significant components of cash flows provided by operating activities include
(x) an increase in accounts receivable of $3,703,492 due to an increase in the number of procedures being performed at the Company's facilities, as well as those performed at the Beran Facilities acquired October 1998, and (y) an increase in deferred transaction and financing costs of $1,069,503 due to costs incurred in connection with the Company's expanded strategic focus into the area of physician practice management, both of which were partially offset by an increase in accounts payable and accrued expenses of $768,716.

         Cash flows provided by investing activities were $13,311,379, which related to the payment of the $11.5 million cash portion of the purchase price in the Beran Acquisition and a $2.5 million loan to the Beran Entities, partially offset by proceeds of $655,000 from the sale of the mobile MRI unit in May 1998 which had been utilized at the Secaucus Facility and $189,000 from the sale of previously subleased equipment at the Catonsville Facility to the sublessee in December 1998. The loan to the Beran Entities bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999.

         Cash flows provided by financing activities were $13,289,313, which consisted primarily of borrowings of $14,000,000 and $1,376,275 under the DFS Bridge Loan and revolving line of credit, respectively, mainly in connection with the Beran Acquisition in October 1998, and which was partially offset by payments on capital lease obligations of $1,908,258, payments on obligations related to restructured operations of $49,505 and distributions to limited partners of joint ventures of $129,199.

         The Philadelphia Facility, which has been operating since November 1992, continues to operate at a loss resulting in negative cash flows. The overall operating results of the Company were affected during the years ended December 31, 1998, 1997 and 1996 due to the operational results of the Philadelphia Facility which incurred losses of $54,064, $175,247 and $374,969, respectively. In order to become profitable, this facility must attain a certain volume of business and it is uncertain whether such business level will ever be attained. The Company's expanded advertising and marketing efforts on behalf of the Philadelphia Facility has resulted in a significantly reduced loss for the years ended December 31, 1998 and 1997 as compared to December 31, 1996. The Company is negotiating the purchase of the present limited partners' interests in such joint venture which it expects to consummate during the second quarter of fiscal 1999. However, there can be no assurance that these negotiations will be successfully concluded.

         In December 1997, the Company agreed to guarantee a loan $1,000,000 from DFS to JIHP (the "JIHP Loan"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At December 31, 1998, approximately $810,000 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC") an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC.

Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 1, 1999. This revolving line of credit is expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this transaction is not consummated on or prior to May 1, 1999, management believes that the revolving line of credit can be refinanced on a longer-term basis or the repayment due date extended. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1998 and 1997, respectively, the Company had $2,838,275 and $1,462,000, respectively, of borrowings under this credit facility.

         Prior to September 1998, the Company leased the Brooklyn Facility from DMR. For fiscal 1997 and the nine months ended September 30, 1998, the Company paid DMR an aggregate of approximately $407,000 and $208,000, respectively, in lease payments for the Brooklyn Facility. The Company's lease payments to DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, taxes and other related costs. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DFS Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to this Brooklyn facility. This loan bore interest at 12% per annum and was repayable over 34 months commencing February 15, 1997. The outstanding balance of this loan was approximately $145,000 at September 16, 1998. In September 1998, DMR sold its interest in the Brooklyn Facility to an affiliate of DFS and used all of the proceeds of the sale to pay the mortgages on the property. Simultaneously with, and as a condition to, such sale, such affiliate of DFS entered into a lease arrangement with the Company for the Brooklyn Facility providing for monthly lease payments of approximately $21,000. As a result of such transaction, the Company has reduced its monthly lease payments for the Brooklyn Facility by approximately $13,500 per month. See "Item
13. Certain Relationships and Related Transactions."

         The Company does not expect the adoption of recently issued accounting pronouncements to have a material effect, if any, on its financial condition or results of operations. See Note 1 of the Notes to the Consolidated Financial Statements of the Company and its Subsidiaries.

         The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing. Both the DFS Bridge Loan and the revolving line of credit have maturity dates of May 1, 1999. These loans are expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this acquisition is not consummated on or prior to May 1, 1999, management believes that the DFS Bridge Loan and revolving line of credit can be refinanced on a longer-term basis (and in the case of the revolving line of credit, such repayment due date could be further extended).

Effect of Year 2000 Issue

         The "Year 2000 issue" is a result of computer programs written using two digits instead of four digits to refer to a particular year. Therefore, these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

         The Company is currently assessing the impact of the Year 2000 issue on its computer systems and technology, including (i) information technology such as software and hardware relating to its medical billing systems, accounting/finance systems, payroll systems, desktop applications and servers, and (ii) non-information systems or embedded technology such as micro controllers contained in various medical equipment, safety systems, facilities and utilities (including telephones, facsimile machines, time clocks and postage meters). The Company is evaluating its state of readiness through surveys of its sites as well as through discussions with its significant vendors to determine the readiness of those vendors whose failure to correct year 2000 issues would materially impact the Company. The Company has completed its site assessments and hopes to complete its assessment of the state of readiness of its significant vendors by the end of the second quarter of fiscal 1999.

         The cost to the Company to correct its internal Year 2000 issues is estimated to be $88,500, consisting of $30,500 related to the upgrading of its corporate server, $54,500 relating to the upgrading of personal computers and $3,500 related to the upgrading of medical equipment. The Company has not yet incurred any costs related to the Year 2000 compliance issue (other than costs of, and time associated with, the site assessments and interfacing with vendors, which costs are not significant and are not separately identifiable) but expects to expense as incurred all such costs. The Company anticipates that these costs will be funded through operating cash flows except as hereinafter described. The Company expects to complete these upgrades by the end of the third quarter of fiscal 1999.

         In connection with the Company's strategic expansion into providing physician practice management services, the Company has identified a state of the art information system that is represented by the service provider to be Year 2000 compliant which the Company intends to purchase and utilize in a wide area network setting upon consummation of its acquisition of JIHP. The costs related to such purchase and the integration of such new system are expected to be funded with the proceeds of the financing to be obtained in connection with the acquisition of JIHP.

         While the Company believes its efforts are adequate to attain internal Year 2000 compliance, the Year 2000 readiness of its vendors may lag behind the Company's efforts and it has not yet determined the extent to which the Company is vulnerable to the failure of its vendors to remediate their own Year 2000 issues. There can be no guarantee that the systems of these third parties will be timely converted or that a failure to convert will not have a material impact on the Company's business, financial condition or results of operations. The Company is not yet in a position to assess any such third party's compliance efforts or the impact on the Company if any such efforts fail.

         The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems and technology and determine its state of readiness are based on management's best estimates including assumptions regarding future events, including the continued availability of certain resources, Year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance, including, but not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the Year 2000 compliance attained by its significant vendors. The Company has not developed, nor does it plan to develop, any contingency plans for any unplanned noncompliance issues from internal or external sources. There can be no guarantee any unplanned noncompliance issues from internal or external sources will not have a material impact on the Company's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II,
         Item 8.

         Independent Auditors' Report                                       F-1

         Consolidated balance sheets - December 31,
            1998 and 1997                                                   F-2

         Consolidated statements of operations -
            For the years ended December 31, 1998,
            1997 and 1996                                                   F-3

         Consolidated statements of stockholders'
            equity - For the years ended December 31,
            1998, 1997 and 1996                                             F-4

         Consolidated statements of cash flows - For the years ended
            December 31, 1998, 1997 and 1996                                F-5

         Notes to consolidated financial statements                         F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The members of the Board of Directors of the Company, their respective ages and the period during which they have served as Directors are as follows:

                                                 PERIOD DURING
            NAME                       AGE       WHICH A DIRECTOR
            ----                       ---       ----------------

            Shawn A. Friedkin          34        May 1996 - Present

            Manmohan A. Patel          49        December 1998 - Present

            Joseph J. Raymond          63        December 1995 - Present

            Michael S. Weiss           32        July 1998 - Present

            Elliott H. Vernon          56        July 1991 - Present

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

         Manmohan A. Patel, M.D. has been the Chairman of Jersey Integrated HealthPractice, Inc. a privately-held management services organization ("Jersey Integrated") which provides management services to Pavonia Medical Associates, P.A. ("Pavonia"), since August 1995. Dr. Patel was one of the founders of Pavonia, which is the largest independent multi-specialty medical group in New Jersey, and currently is its President. Dr. Patel is a practicing internist specializing in pulmonary diseases and critical care and has received board certifications in the following five specialties: internal medicine, pulmonary diseases, critical care, emergency medicine and geriatric medicine. Dr. Patel received his M.D. from Mahatma Gandhi Medical College in India in 1973. He was an intern at the M.M. Medical College in India, at West Middlesex Hospital in Britain, at Loyola University, at the Stitch Medical School in Chicago, Illinois and at the Catholic Medical Center of Brooklyn and Queens in New York and had fellowships with Bellevue Hospital and New York University Medical Center. Since 1994, Dr. Patel has been a member of the Board of Trustees of the Meadowlands Hospital Medical Center in Secaucus, New Jersey, and since 1995, Dr. Patel has been a member of the Board of Trustees of Liberty HealthCare System, Inc. which is a New Jersey-based teaching hospital system that is affiliated with Mt.
Sinai Health System in New York.

        Joseph J. Raymond has been the Chairman, Chief Executive Officer and President of Stratus Services Group, Inc., a staffing company, since September 1997. From July 1992 through August 1996, Mr. Raymond was the Chairman of the Board, Chief Executive Officer and President of Transworld Home HealthCare, Inc. ("THH"), a publicly-held regional supplier of a broad range of alternate site healthcare services and products including respiratory therapy, drug infusion therapy, nursing and para-professional services, home medical equipment, radiation and oncology therapy and a nationwide specialized mail order pharmacy. Prior thereto, he was the Chairman of the Board and President of Transworld Nursing, Inc. ("TNI"), a wholly-owned subsidiary (and predecessor) of THH, from its inception in 1987. Mr. Raymond received an M.S. degree in management from the New Jersey Institute of Technology ("NJIT") in 1968 and received a B.S. degree in electrical engineering from NJIT in 1961.

         Michael S. Weiss, Esq. has been a Senior Managing Director of Paramount Capital, Inc. (a private investment banking firm) ("Paramount") and has held various other positions with Paramount and certain of its affiliates since November 1993. Mr. Weiss is also the Vice Chairman of Genta Incorporated and Chairman of Procept, Inc., both of which are publicly-traded biotechnology companies. In addition, Mr. Weiss is also a member of the Board of Directors of AVAX Technologies, Inc., Pacific Pharmaceuticals, Inc. and Palatin Technologies, Inc. and is the Secretary of Atlantic Pharmaceuticals, Inc., each of which is a publicly-traded biotechnology company. Additionally, Mr. Weiss is a member of the Board of Directors of several privately-held biotechnology companies. Prior to joining Paramount, Mr. Weiss was an attorney with the law firm of Cravath, Swaine & Moore. Mr. Weiss received his J.D. from Columbia University School of Law and his B.S. in Finance from the State University of New York at Albany.

         Elliott H. Vernon, Esq. has been the Chairman of the Board, President and Chief Executive Officer of the Company since the Company's inception in July 1991. For over ten years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership ("MR General") which is the general partner of DMR Associates, L.P., a Delaware limited partnership ("DMR Associates"). See "Item 13. Certain Relationships and Related Transactions." Since December 1995, Mr. Vernon has been a director of Pacific Pharmaceuticals, Inc., a publicly-traded company engaged in the development and commercialization of medical products with a primary focus on cancer treatment. Since December 1997, Mr. Vernon has been a director of Procept Inc., a publicly traded company engaged in the development of novel drugs for the prevention of infectious diseases, with a primary focus on the HIV disease. Mr. Vernon is also one of the founders of TNI and was, until April 1997, a director THH. Mr. Vernon is also a principal of HealthCare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director and the Executive Vice President and General Counsel of the Wall Street firm of Aegis Holdings Corporation which offered financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis. Prior to entering the healthcare field on a full-time basis, Mr. Vernon was in private practice as a trial attorney specializing in federal white collar criminal and federal regulatory matters. Prior to founding his own law firm in 1973,

Mr. Vernon was commissioned as a Regular Army infantry officer in the United States Army (1964). He is a former paratrooper and Vietnam War veteran with service in the 82nd Airborne Division and 173rd Airborne Brigade. Upon his return from Vietnam in 1970, Mr. Vernon served as Chief Prosecutor and Director of Legal Services at the United States Army Communications and Electronics Command until 1973.

Executive Officers

         The names of the current executive officers of the Company and certain of its subsidiaries, and certain information about them, are set forth below.

         Name                    Age     Position
         ----                    ---     --------

         Elliott H. Vernon       56      Chairman of the Board, President and
                                           Chief Executive Officer

         Robert D. Baca          42      President and Chief Operating Officer
                                           of HIS PPM Co.

         Scott P. McGrory        34      Vice President, Controller

         See above for information regarding Mr. Vernon.

         Robert D. Baca, C.P.A., is the President and Chief Operating Officer of HIS PPM Co., a Delaware corporation and wholly-owned subsidiary of the Company formed to engage in the physician practice management business ("HIS PPM"). Mr. Baca has been the President and Chief Operating Officer of HIS PPM since April 1998. From May 1997 to March 1998, Mr. Baca was the Senior Vice President of Corporate Development for Medical Resources, Inc. ("Medical Resources"), a publicly-held diagnostic imaging company. Mr. Baca was a founder of Capstone Management, Inc. ("Capstone"), a diagnostic imaging company which was acquired by Medical Resources in May 1997, and was, from June 1993 to May 1997, the Chief Executive Officer and Chief Financial Officer of Capstone. Mr. Baca received a M.S. in Taxation from Villanova Law School in 1985 and received a B.S. in Accounting from the University of Delaware in 1978. Mr. Baca is a licensed certified public accountant in the State of Pennsylvania.

         Scott P. McGrory, C.P.A., has been the Vice President, Controller of the Company (as well as the Assistant Secretary of the Company) since October 1996. As the Vice President, Controller of the Company, Mr. McGrory is the Principal Financial and Accounting Officer of the Company and is responsible for overseeing all financial reporting aspects of the Company. Mr. McGrory was the Company's Controller from August 1995 to October 1996; the Company's Manager of Accounting from January 1994 to August 1995; and the Company's Manager of Budgeting from December 1992 to January 1994. From April 1988 to December 1992, Mr. McGrory was employed as a Senior Accountant by NMR of America, Inc., a provider of outpatient services in the field of advanced diagnostic imaging. Mr. McGrory is a licensed certified public accountant in the State of New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company (collectively, "Section 16 reports") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during fiscal 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis, except that (i) each of Michael S. Weiss and Manmohan A. Patel did not timely file a Form 3 with respect to his becoming a member of the Board of Directors, (ii) each of Joseph J. Raymond, a director of the Company, and Scott P. McGrory, an executive officer of the Company, did not timely file a Form 4 with respect to one transaction, and (iii) Shawn A. Friedkin, Joseph J. Raymond, Manmohan A. Patel and Michael S. Weiss, directors of the Company, did not timely file a Form 5 with respect to two transactions each for Messrs. Friedkin, Raymond and Weiss and one transaction for Mr. Patel.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid to, the Chief Executive Officer and each other executive officer of the Company and its subsidiaries (whose total annual salary and bonus exceed $100,000) for services rendered in all capacities to the Company and its subsidiaries during fiscal 1998, 1997 and 1996 (the "named executive officers"):

                                                                            LONG TERM COMPENSATION
                                                                                    AWARDS
                                                  ANNUAL COMPENSATION       ----------------------
                                                  -------------------
                                                                 OTHER
                                                                 ANNUAL     RESTRICTED   SECURITIES        ALL
NAME AND PRINCIPAL                                           COMPENSATION      STOCK     UNDERLYING       OTHER
POSITION                     YEAR    SALARY ($)   BONUS ($)      ($)1       AWARD(S)($)  OPTIONS (#)  COMPENSATION
--------                     ----    ----------   ---------      ----       -----------  -----------  ------------
ELLIOTT H.
VERNON................       1998    $244,272     $328,829    $19,249(2)          --            --           --
 (Chairman of the
 Board, President            1997    $100,415           --    $29,359(2)          --       500,000      $88,076(4)
 and Chief Executive
 Officer)                    1996    $181,923     $111,710    $28,121(2)    $468,750(3)    500,000           --

ROBERT D.
BACA ....................    1998    $165,808(5)   $32,588         --             --       350,000           --
(President and Chief
Operating Officer of
HIS PPM)

(1) Unless noted, the value of prerequisites and other personal benefits, securities and other property paid to or accrued for the named executive officers did not exceed $50,000 for each such officer, or 10% of such officer's total reported salary and bonus, and thus are not included in the table.

(2) Represent payments for personal life and disability insurance made by the Company on behalf of Mr. Vernon pursuant to Mr. Vernon's employment agreement.

(3) This restricted stock award vested on October 2, 1998 upon consummation by the Company of the Beran Acquisition. At December 31, 1998, the restricted stock award had a value of $281,250 and at October 2, 1998, the restricted stock award had a value of $226,563.

(4) Represents a non-interest bearing advance made to Mr. Vernon during fiscal 1997. See "Item 13. Certain Relationships and Related Transactions."

(5) Represent compensation beginning on April 13, 1998, the commencement date of Mr. Baca's employment with HIS PPM.

Compensation of Directors

         The Company does not presently pay non-employee directors any cash fees in connection with their services as such; however, the Company reimburses them for all costs and expenses incident to their participation in meetings of the Board of Directors of the Company (the "Board") and its committees. In addition, non-employee directors are entitled to participate in the Directors Plan and the Omnibus Plan (other than members of the Stock Option Committee). Pursuant to the Directors Plan, stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock automatically are granted to newly-elected or appointed non-employee directors of the Company. In addition, as approved by the stockholders at the 1998 annual meeting of stockholders, the Directors Plan further provides that non-employee directors are entitled to receive stock options to purchase 5,000 shares of Common Stock (the "Fee Options") for a Plan Year (as defined in the plan) in the event no annual cash director's fees are paid by the Company for such Plan Year and may also elect to receive the Fee Options in lieu of any cash director's fee otherwise payable by the Company to such director for such Plan Year. The Company has determined that no cash director's fees will be paid for the 1999 Plan Year, and, therefore, Fee Options have been issued to each of the current non-employee directors.

         The purchase price of the shares of Common Stock subject to stock options issued under the Directors Plan is equal to the fair market value of such shares on the date of the grant, as determined in accordance with the plan. Stock options awarded under the Directors Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. Upon termination of a non-employee director's service on the Board, any stock options vested as of the date of termination may be exercised until the first anniversary of such date (unless such options expire earlier in accordance with their terms); provided that if such termination is a result of such director's removal from the Board other than due to his death or disability, all stock options will terminate immediately.

         At the 1998 annual meeting of stockholders, the stockholders also approved an amendment to the Directors Plan providing for an additional automatic grant of stock options to purchase 25,000 shares of Common Stock in accordance with the terms and provisions of the Plan to the then non-employee directors of the Company (i.e., Messrs. Friedkin, Raymond and Weiss).

         No remuneration is paid to executive officers of the Company for services rendered in their capacities as directors of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

         In October 1991, the Company entered into a five year employment agreement with Elliott H. Vernon, pursuant to which Mr. Vernon agreed to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $200,000. The employment agreement provided that if a "constructive termination of employment" would occur, Mr. Vernon would be entitled to a continuation of full salary and bonus compensation for a period equal to the remainder of the term. "Constructive termination of employment" was defined in the employment agreement to include a material change in Mr. Vernon's responsibilities, removal of Mr. Vernon from his position as the Company's Chairman of the Board, President and Chief Executive Officer (other then for "Cause," as defined in the employment agreement) or a "Change in Control." A "Change in Control" was defined to include a change in the majority of the Board which was not approved by the incumbent directors or an accumulation by any person or group, other than Mr. Vernon, of in excess of 30% of the outstanding voting securities of the Company. The employment agreement further provided that a constructive termination of employment would not include (i) any sale of the business of the Company, whether through merger, sale of stock or sale of assets, which is approved by the vote of two-thirds of the full Board or (ii) a change in Mr. Vernon's title and/or the person or persons to whom Mr. Vernon reports resulting from a Change of Control approved by the affirmative vote of two-thirds of the full Board, so long as it does not result in any other event constituting a constructive termination of employment.

         Mr. Vernon's employment agreement provided for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles (the "Bonus Pool"). During the first year of the term, Mr. Vernon was entitled to not less than two-thirds of the first $300,000 of the Bonus Pool and one-third of the next $300,000 of the Bonus Pool, and, for the remainder of the term, he was entitled to not less than 50% of the Bonus Pool. Mr. Vernon was entitled to monthly bonus payments, based upon an estimate of his full years' entitlement, subject to adjustment at the end of each fiscal quarter and at the end of each fiscal year. The entitlement of Mr. Vernon and the other officers of the Company to the remainder of the Bonus Pool was made by Mr. Vernon as the Chairman of the Board, President and Chief Executive Officer of the Company, subject to any applicable employment agreements.

         As of February 1, 1996, the Company amended its then current employment agreement with Mr. Vernon. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one year extension Mr. Vernon's annual base compensation was reduced from $200,000 to $100,000. In addition, upon execution of such amendment, options that Mr. Vernon held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock under the Company's 1991 Stock Option Plan (the "1991 Plan") (at exercise prices ranging from $1.50 to $5.00 per share) were terminated and the Company granted him options exercisable to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share (the "Vernon New Options"). Furthermore, as additional incentive compensation, upon execution of such amendment, Mr. Vernon received from the Company a restricted stock award of 250,000 shares of Common Stock. The restrictions thereon lapsed upon consummation by the Company of the Beran Acquisition on October 2, 1998. Mr. Vernon is entitled to certain demand and "piggyback" registration rights with respect to such 250,000 shares and the 500,000 shares of Common Stock issuable upon exercise of the Vernon New Options. At any time commencing April 16, 1996 and ending April 16, 2000, Mr. Vernon has the right to demand that the Company prepare and file, and use its best efforts to cause to become effective, a registration statement under the Act to permit the sale of such shares. The Company is be obligated to file one such registration statement for which all expenses (other than fees of counsel for such holders and underwriting discounts) will be payable by the Company.

         Effective in November 1997, the Company entered into a new three year employment agreement with Mr. Vernon. Pursuant to such new employment agreement, Mr. Vernon has agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base of $250,000, subject to annual increases equal to the greater of (a) 10% or (b) the same percentage as the increase during the immediately preceding calendar year in the United States Department of Labor, Bureau of Labor Statistics, Consumer Price Index for All Urban Consumers (1962-1984=100) (the "CPI") or (c) such greater amount as may be determined by the Board. The employment agreement provides that, upon the consummation by the Company of the proposed acquisition of JIHP, Mr. Vernon will receive (i) a cash bonus of $250,000 and (ii) stock options to purchase 250,000 shares of Common Stock at an exercise price equal to the average of the fair market value (as defined in the Omnibus Plan) of the Common Stock for the ten consecutive trading days immediately preceding the closing date of such acquisition (which stock options will vest in 25% increments over four years from the date of grant). The employment agreement is subject to successive one year renewal periods. The employment agreement also provides that if Mr. Vernon resigns for "Good Reason" (as defined in the employment agreement), Mr. Vernon will be entitled to receive a payment of 2.99 times his highest annual salary and bonus pursuant to the employment agreement. In the event Mr. Vernon's employment is terminated for "Disability" (as defined in the employment agreement), Mr. Vernon will continue to be paid his base salary for a period of six months after such date (which amount will be reduced by any disability payments received by him). Mr. Vernon's employment agreement also provides that in the event his employment is terminated for "Cause" or because of his death, Mr. Vernon or his designated beneficiaries, as the case may be, shall only be entitled to be paid his base salary through the month in which such termination occurred.

         Mr. Vernon's new employment agreement also provides for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes. Mr. Vernon is entitled to not less than 50% of such bonus pool, and the Board or a duly constituted committee thereof may allocate additional amounts of the bonus pool to Mr. Vernon. It is expected that the entitlement of the other officers of the Company to the remainder of such bonus pool (if any) will be made by Mr. Vernon in his capacity as the Chairman of the Board, President and Chief Executive Officer of the Company, subject to the contractual rights of other persons entitled to participate in such bonus pool, and to the concurrence of the Board or a duly constituted committee thereof. In addition, the employment agreement provides for certain insurance and automobile benefits for Mr. Vernon and his participation in the Company's other benefit plans. The employment agreement provides that Mr. Vernon will be entitled to reimbursement of up to $10,000 per annum for medical expenses not covered by insurance for himself and his immediate family. In connection with the Board's approval in November 1997 of the material terms of this new employment agreement, Mr. Vernon was granted stock options to purchase 471,200 shares of Common Stock under the 1991 Plan and 28,800 shares of Common Stock under the Omnibus Plan at an exercise price of $1.0625 per share. Such options vest in 25% increments upon the Common Stock attaining, for a period of 20 consecutive trading days, a fair market value (as defined in the applicable plan) of $2.50, $5.00, $7.50 and $10.00, respectively. Notwithstanding the foregoing, each such option shall become fully vested upon the earlier to occur of (x) the fifth anniversary of the grant date of such option and (y) a "Change in Control" (as defined in the Omnibus Plan).

         As of April 13, 1998, HIS PPM entered into a three year employment agreement with Robert D. Baca, pursuant to which Mr. Baca agreed to serve as its President and Chief Operating Officer at an annual base salary of $225,000 (subject to annual increases by the same percentage as the increase during the immediately preceding calendar year in the CPI or such greater amount as may be determined by the Board). The employment agreement is subject to successive one year renewal periods and provides for Mr. Baca's participation in the employee benefit programs and plans of HIS PPM as well as a monthly automobile allowance. As incentive compensation, in connection with the execution of the employment agreement, Mr. Baca received (i) a stock option under the Omnibus Plan to purchase 200,000 shares of Common Stock at an exercise price of $1.3125 per share (which option vested 50% on the date of grant and the remaining 100,000 shares will vest in increments of one-third upon the Common Stock attaining, during the Term (as defined in the employment agreement), an average Fair Market Value (as defined in the Omnibus Plan) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $5.00, $8.00 and $12.00 per share, respectively; provided, however, that in any event the remaining 100,000 shares shall vest in increments of one-third on each subsequent anniversary of the grant date of the option, and the option will become fully vested immediately upon a Change in Control (as defined in the Omnibus Plan)) and (ii) subject to ratification and approval of the Company's stockholders, a stock option, not issued under the Omnibus Plan (since at the time of grant there were not enough shares available for issuance under the Omnibus Plan to allow for such issuance thereunder) but which shall, nonetheless, be subject to the terms and conditions of the Omnibus Plan, to purchase 150,000 shares of Common Stock at an exercise price of $7.50 per share (with respect to 50,000 of the shares subject to the options), $10.00 per share (with respect to 50,000 of the shares subject to the option) and $12.50 per share (with respect to 50,000 of the shares subject to the option) (which option will vest upon the attainment of any two of the three following objectives: (a) the Company achieving gross revenues of $100.0 million in any fiscal year during the Term, (b) the Company achieving net income of $12.0 million in any fiscal year during the Term or (3) the Common Stock attaining, during the Term, an average Fair Market Value (as defined in the option) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $20.00 per share; provided, however, that in any event the option will vest on the third anniversary of the grant date of the option, and the option will become fully vested immediately upon a Change in Control of HIS PPM (as defined in the option)). Stockholder ratification and approval of such stock option was obtained at the 1998 annual meeting of stockholders. See "-- Option Grants in Fiscal 1998."

         The employment agreement provides that if Mr. Baca resigns for "Good Reason" (as defined in the employment agreement) or if HIS PPM terminates his employment other than as provided in the employment agreement, Mr. Baca will be entitled to receive his full base salary through the date of termination, as well as all accrued incentive compensation through the date of termination, plus an amount (payable over a period of months equal to the lesser of the number of months remaining in the Term and 18) equal to the product of (a) the sum of (i) the base salary in effect as of the date of termination and (ii) the average of the bonus compensation paid or payable to Mr. Baca with respect to the three years preceding the year in which the date of termination occurs (or such lesser period as he may have been employed) and (b) the lesser of (i) the number of months remaining in the Term divided by 12 and
(ii) one and one-half (the "Severance Amount"). In the event that, within one year after the occurrence of a Change of Control (as defined in the employment agreement), HIS PPM terminates Mr. Baca's employment other than as provided in the employment agreement or Mr. Baca resigns for "Good Reason," Mr. Baca will be entitled to receive his full base salary through the date of termination, as well as all accrued incentive compensation through the date of termination, plus the present value (as defined in the employment agreement) of the Severance Amount on or before the tenth day following the date of termination.

         The employment agreement further provides that in the event HIS PPM terminates Mr. Baca's employment because of his death, Mr. Baca (or his designated beneficiary, estate or other legal representative, as applicable, (the "Estate")) will be entitled to be paid his base salary through the month in which such termination occurred, as well as all unpaid and accrued incentive compensation through the date of termination, and the Estate shall be entitled to continue to participate (to the extent permissible under the terms and provisions of such programs and plans) in HIS PPM's benefit programs and plans until the end of the Term on the same terms and conditions as Mr. Baca participated immediately prior to the date of termination. If Mr. Baca's employment is terminated for Disability (as defined in the employment agreement), Mr. Baca will continue to be paid his base salary for a period of six months after such date (which amount will be reduced by any disability benefits received by him from disability policies paid for by HIS PPM).

         Upon termination of Mr. Baca's employment for Cause (as defined in the employment agreement) or in the event Mr. Baca's employment is terminated because of a court order restricting his employment by HIS PPM, Mr. Baca only will be entitled to be paid his base salary through the date the Notice of Termination (as defined in the employment agreement) is given, as well as all accrued and unpaid incentive compensation through the date the Notice of Termination is given.

Option Grants in Fiscal 1998

         The following table sets forth each grant of stock options made by the Company during fiscal 1998 to each of the named executive officers:

                                                                                        POTENTIAL REALIZABLE
                  NUMBER OF                                                        VALUE AT ASSUMED ANNUAL RATES OF
                  SECURITIES   % OF TOTAL OPTIONS     EXERCISE                       STOCK PRICE APPRECIATION FOR
                  UNDERLYING       GRANTED TO      OR BASE PRICE                            OPTION TERM 3
NAME               OPTIONS        EMPLOYEE IN        ($/SHARE)     EXPIRATION DATE   -----------------------------
----              GRANTED($)      FISCAL YEAR          RANGE           RANGE              5%($)           10%($)
                  ----------      -----------          -----           -----              -----           ------
Robert D. Baca     200,000(1)         47.9%           $1.3125         Apr. 2008          $165,085        $418,357
                   150,000(2)         35.9%              (3)          Dec. 2008          $   -0-         $   -0-

---------
(1) This option vested 50% (i.e., 100,000 shares) on the initial date of grant and the remaining 100,000 shares will vest in increments of one-third (i.e., 33,333 shares) upon the Common Stock attaining, during the Term (as defined in Mr. Baca's employment agreement with HIS PPM), an average Fair Market Value (as defined in the Omnibus Plan) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $5.00, $8.00 and $12.00 per share, respectively; provided, however, that in any event the remaining 100,000 shares shall vest in increments of one-third (i.e., 33,333 shares) on each subsequent anniversary of the grant date of the option, and the option will become fully vested immediately upon a Change in Control (as defined in the Omnibus Plan).

(2) The exercise price of this option is as follows: $7.50 per share (with respect to 50,000 of the shares subject to the option), $10.00 per share (with respect to 50,000 of the shares subject to the option) and $12.50 per share (with respect to 50,000 of the shares subject to the option). This option will vest upon the attainment of any two of the three following objectives: (a) the Company achieving gross revenues of $100.0 million in any fiscal year during the Term, (b) the Company achieving net income of $12.0 million in any fiscal year during the Term or (c) the Common Stock attaining, during the Term, an average Fair Market Value (as defined in the option) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $20.00 per share; provided, however, that in any event the option will vest on the third anniversary of the grant date of the option and the option will become fully vested immediately upon a Change in Control of HIS PPM (as defined in the option).

(3) The potential realizable values represent future opportunity and have not been reduced to present value in 1998 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the SEC for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

Aggregated Option Exercises in Fiscal 1998 and 1998 Fiscal Year End Option
Values

         The following table summarizes for each of the named executive officers the total number of unexercised stock options held at December 31, 1998 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1998. No options were exercised by such persons during fiscal 1998. The value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise or base price and the fair market value (i.e., the closing sale price on such date) of the underlying Common Stock on December 31, 1998 (the last trading day in fiscal 1998), which was $1.1250 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be, realized. The stock options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that these values will be realized.

         The Company does not have any stock appreciation rights ("SARs") outstanding.

                                                      SECURITIES UNDERLYING
                                                      NUMBER OF                  VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS        IN-THE-MONEY
                                                      AT                         OPTIONS AT
                                                      FISCAL YEAR END            FISCAL YEAR END
                                                      ---------------            ---------------

                   SHARES ACQUIRED       VALUE               EXERCISABLE/              EXERCISABLE/
      NAME         ON EXERCISE(#)      REALIZED($)          UNEXERCISABLE              UNEXERCISABLE
      ----         --------------      -----------          -------------              -------------
Elliott H.
Vernon                   -0-                N/A            500,000/500,000           $187,500/$31,250

Robert D.
Baca                     -0-                N/A            100,000/250,000                 $0/$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Ownership

         The table below sets forth the beneficial ownership of the shares of Common Stock as of March 26, 1999 of (i) each person known by the Company to beneficially own 5% or more of the shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table and (iv) all of the Company's directors and executive officers as a group. An asterisk indicates beneficial ownership of less than 1% of the shares of Common Stock.

                                                   AS OF MARCH 26, 1999
                                                   --------------------

                                              Number                 Percent
                                             of Shares (1)          of Class
                                             -------------          --------

     Beran Entities (2)                         2,094,768           15.57%
     c/o Phyllis Beran
     10 Grove Street
     Cherry Hill, NJ 08002

     Elliott H. Vernon (3)                      1,330,500           11.22%
     c/o Healthcare Imaging Services, Inc.
     200 Schulz Drive
     Red Bank, New Jersey 07701

     George Braff, M.D.                         1,000,000            8.81%
     43 West 13th Street
     New York, New York 10011

     Elliot Loewenstern (4)                       868,000            7.39%
     6700 North Andrews Avenue
     Suite 401
     Fort Lauderdale, FL 33309

     Ulises C. Sabato, M.D. (5)                   732,365            6.42%
     106 Grand Avenue
     Englewood, NJ 07631

     Shawn A. Friedkin (6)                         25,000               *

     Manmohan A. Patel, M.D.(7)                   300,000               *

     Joseph J. Raymond (6)(8)                     245,000               *

     Michael S. Weiss (6)                          10,000               *

     Robert D. Baca (9)                           183,333                *

     All directors and                          2,131,683              17.42%
     executive officers
     as a group (7 persons)
     (3)(6)(7)(8)(9)(10)

--------------
(1) In no case was voting and investment power shared with others, other than as expressly set forth herein. The information set forth in this table regarding a person's/entity's beneficial ownership has been derived from information provided by such person/entity (including, in some instances, from information set forth in a Schedule 13D filed with the SEC).

(2) Such shares represent beneficial ownership of shares of Common Stock issuable upon conversion of all outstanding shares of Series D Stock held by the liquidating trusts of the Beran Entities. See "-Series D Stock Ownership" for additional information regarding these shares as well as a listing of each entity's individual holdings. Samuel J. Beran, M.D. and Phyllis Beran are the co-trustees of the liquidating trusts and may be deemed to be the beneficial owners of the shares owned by the trusts. The address of Dr. Beran is Department of Plastic Surgery, 5323 Harry Hines Boulevard, Dallas, TX 75235-9132 and the address of Mrs. Beran is 10 Grove Street, Cherry Hill, NJ 08002.

(3) Includes beneficial ownership of an aggregate of 500,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 500,000 shares of Common Stock issuable upon the exercise of certain stock options which are not exercisable within 60 days of March 26, 1999. See "Item 11. Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(4) Includes beneficial ownership of an aggregate of (i) 184,000 shares of Common Stock owned by the Stephanie Loewenstern Irrevocable Trust, (ii) 184,000 shares of Common Stock owned by the Brett Loewenstern Irrevocable Trust, (iii) 125,000 shares of Common Stock owned by the Victoria Loewenstern Irrevocable Trust, (iv) 125,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by the Stephanie Loewenstern Irrevocable Trust, (v) 125,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options held by the Brett Loewenstern Irrevocable Trust, and (vi) 125,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options held by the Victoria Loewenstern Irrevocable Trust. Mr. Loewenstern is the trustee of each of the aforementioned trusts.

(5) Includes beneficial ownership of an aggregate 50,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. See "Item 13. Certain Relationships and Related Transactions."

(6) Such shares represent shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the Directors Plan.

(7) Does not include an aggregate of 300,000 shares of Common Stock issuable upon the exercise of certain stock options which are not exercisable within 60 days of March 26, 1999. See "Item 13. Certain Relationships and Related Transactions."

(8) Includes an aggregate of 150,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. See "Item 13. Certain Relationships and Related Transactions."

(9) Includes an aggregate of 133,333 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 216,667 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of March 26, 1999. See "Item 11. Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(10) Includes an aggregate of 875,183 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 26, 1999. See footnotes (3), (6) and (8) above. Does not include an aggregate of 1,155,417 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of March 26, 1999. See footnotes (3) and (7) above.

Series D Stock Ownership

         The table below sets forth the beneficial ownership of the outstanding shares of Series D Stock (and the beneficial ownership of Common Stock issuable upon conversion of the Series D Stock) as of March 26, 1999. None of the Company's directors or executive officers own any shares of Series D Stock. An asterisk indicates beneficial ownership of less than 1% of the shares.

         An aggregate of 871.743 shares of Series D Stock having an aggregate liquidation preference of $9,153,301.50 (i.e., $10,500 per share liquidation preference) were issued by the Company (the "Beran Issuance") to the Beran Entities in connection with the Beran Acquisition. The Beran Entities are in the process of being dissolved and liquidating their assets, and the shares of Series D Stock are currently held by their respective liquidating trusts.

         The holders of the Series D Stock are entitled to convert the Series D Stock into that number of shares of Common Stock equal to the quotient obtained by dividing (i) the aggregate liquidation preference of the Series D Stock being converted by (ii) $1.049 (subject to adjustment in certain circumstances) (i.e., approximately 8,723,921 shares of Common Stock in the event of the conversion of all outstanding shares of Series D Stock); provided that until the Company obtains stockholder approval of the Beran Issuance (as required by the rules of the Nasdaq National Market, the exchange upon which the Company's securities are included), the holders of the Series D Stock only will be able to convert such shares into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of the date of issuance of the Series D Stock (i.e., approximately 2,094,768 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of Company stockholders; provided that until the Company obtains stockholder approval of the Beran Issuance (as required by the rules of the Nasdaq National Market, the exchange upon which the Company's securities are included), the aggregate voting rights of the holders of the Series D Stock shall not exceed 19.9% of the outstanding Common Stock as of the date of issuance of the Series D Stock (i.e., approximately 2,094,768 shares). Due to timing constraints, stockholder approval of the Beran Issuance was not solicited prior to the consummation of the Beran Acquisition and such issuance of stock in October 1998. The Company expects to solicit stockholder approval of the Beran Issuance during the second quarter of fiscal 1999.

         Upon certain events (as described more fully in the certificate of designations, preferences and rights of the Series D Stock), including the Company's failure to redeem the Series D Stock prior to March 1, 1999, the holders of the Series D Stock have the right to cause the Company to call a special meeting of stockholders for the purpose of electing directors. Upon stockholder ratification and approval of the Beran Issuance, assuming the holders of the Series D Stock were to act collectively, such holders would be in a position to influence the election of the Company's directors and other matters requiring stockholder approval. Dr. Samuel J. Beran and his mother, Phyllis Beran, are currently the co-trustees of each of the holders of the Series D Stock. The information set forth in the following table regarding a person's/entity's beneficial ownership has been derived from a Schedule 13D filed by such person/entity with the SEC.

                                                     AS OF MARCH 26, 1999
                                           -------------------------------------------
                                     Number of         Percent           Number of              Percent
                                     Shares of         of                Shares of              of
                                     Series D Stock    Class             Common Stock (1)       Class (1)
                                     --------------    -----             ----------------       ---------
Beran/Bloomfield IV                  61.022            7%                146,633.76             1%
  Shareholders Trust (2)
c/o Phyllis Beran
1751 Rolling Lane
Cherry Hill, New Jersey 08003

Beran/Echelon I                      453.306           52%               1,089,279.36           9%
  Shareholders Trust (3)
c/o Phyllis Beran
1751 Rolling Lane
Cherry Hill, New Jersey 08003

Beran/INB V                          26.153            3%                62,843.04              *
  Shareholders Trust (4)
c/o Phyllis Beran
1751 Rolling Lane
Cherry Hill, New Jersey 08003

Beran/Mainland II                    95.891            11%               230,424.48             2%
  Shareholders Trust (5)
c/o Phyllis Beran
1751 Rolling Lane
Cherry Hill, New Jersey 08003

Beran/Management III                 235.371           27%               565,587.36             4%
  Shareholders Trust
  Associates, L.P. (6)
c/o Phyllis Beran
1751 Rolling Lane
Cherry Hill, New Jersey 08003

--------------
(1) Does not take into account stockholder approval of the Beran Issuance which will increase the number of shares of Common Stock issuable upon conversion of the Series D Stock and the voting rights thereof. Percent of Class calculated based upon 11,356,974 shares of Common Stock outstanding as of March 26, 1999 and 2,094,768 shares of Common Stock issuable upon conversion of all outstanding shares of Series D Stock (assuming no stockholder approval of the Beran Issuance).

(2) Includes 18 shares of Series D Stock pledged to the Company as collateral to secure repayment of a $175,000 promissory note issued by Bloomfield Imaging Associates, P.A. to the Company and 1.145 shares of Series D Stock held in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(3) Includes 133.7 shares of Series D Stock pledged to the Company as collateral to secure repayment of a $1.3 million promissory note issued by Echelon MRI, P.C. to the Company and 8.508 shares of Series D Stock held in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(4) Includes 7.7 shares of Series D Stock pledged to the Company as collateral to secure repayment of a $75,000 promissory note issued by Irving N. Beran, M.D., P.A. to the Company and 0.491 shares of Series D Stock held in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(5) Includes 28.3 shares of Series D Stock pledged to the Company as collateral to secure repayment of a $275,000 promissory note issued by Mainland Imaging Center, P.C. to the Company and 1.8 shares of Series D Stock held in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(6) Includes 69.4 shares of Series D Stock pledged to the Company as collateral to secure repayment of a $675,000 promissory note issued by North Jersey Imaging Management Associates, L.P. to the Company and 4.418 shares of Series D Stock hold in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 1998 and 1997, Elliott H. Vernon (the Company's Chairman of the Board, President and Chief Executive Officer) (the "CEO") owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

         The Company entered into an arrangement, effective September 1, 1994 until July 1996, pursuant to which it operated solely as a sublessor of its four mobile MRI units rather than as an operator of such equipment. Mark R. Vernon, the brother of the CEO and an officer of the Company since April 1997, is the President and a significant stockholder of such sublessee of the Company's mobile MRI equipment. The other stockholders of the sublessee include certain former customers of the Company. The sublease provided for monthly payments to the Company, which commenced September 1, 1994, in the amount of $50,000 per month for the first three months and $115,000 per month for the next 45 months. These monthly payments included maintenance and insurance of approximately $44,000 per month paid directly by the Company. The total monthly sublease payments due to the Company were collateralized by the accounts receivable due to the sublessee by the sublessee's mobile MRI customers. Effective May 1, 1995, the sublease agreement was amended to provide for monthly payments to the Company in the amount of $76,373 per month for the next 40 months excluding maintenance of $38,627 per month originally paid directly by the Company since the sublessee entered into a maintenance agreement with an unrelated third party and began paying the equipment maintenance directly for the subleased mobile MRI units. At December 31, 1994, the sublessee was current with its monthly payment obligations. However, for fiscal 1995, the Company was entitled to receive from the sublessee approximately $1,047,000 in rental income of which it received approximately $685,000 resulting in past due amounts of approximately $362,000. The Company, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, notified the sublessee that it was in default of the sublease agreement. As a result, after assessing the sublease business arrangement, the Company sold one of its mobile MRI units for $625,000 in December 1995, which in turn reduced the sublessee's monthly payment obligation to the Company from $76,373 to $52,582 a month for the remaining 33 months of the sublease. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributable to such mobile MRI unit and the sale proceeds received. In February 1996, the Company terminated the master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and its customers to satisfy their obligations thereunder to the Company. At such time, the sublessee owed the Company approximately $456,000. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash (aggregating approximately $75,000) and additional patient receivable claims (aggregating approximately $504,000) to partially offset the amounts they owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. At such time, the sublessee owed the Company approximately $532,000. In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. Such amounts have been paid. The Company has entered into an agreement with certain other creditors of the sublessee in respect of the collection of the sublessee's receivables. As of December 31, 1998, the amount of the sublessee's past due indebtedness was approximately $257,000 (which amount has been fully reserved for by the Company in its financial statements). See "Item 1. Business - Mobile MRI Division."

         As of January 30, 1996, the Company entered into a one year consulting agreement (the "Consulting Agreement") with Biltmore Securities, Inc. ("Biltmore"). In January 1997, the Company extended the term of the Consulting Agreement for an additional year, and in November 1997, the Company further extended the term of the Consulting Agreement for an additional year, through January 1999. Pursuant to the Consulting Agreement, Biltmore agreed to act as a consultant to the Company in connection with, among other things, corporate finance and evaluations of possible business partners and seek to find business partners suitable for the Company and assist in the structuring, negotiating and financing of such transactions. During fiscal 1996, Biltmore was issued options (the "Biltmore Options") exercisable to purchase 750,000 shares of Common Stock at a cash exercise price of $0.75 per share under the Consulting Agreement and during fiscal 1998, upon consummation of the Beran Acquisition, certain transferees of Biltmore were issued 750,000 shares (the Biltmore Fee Shares") of Common Stock under the Consulting Agreement. The holders of the Biltmore Options and the Biltmore Fee Shares are entitled to certain demand and "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of the Biltmore Options and the Biltmore Fee Shares. Furthermore, in consideration of Biltmore's placement agent services with respect to the sale of the Company's Series C Convertible Preferred Stock in February 1996, the Company issued Biltmore 60,000 shares of Series C Convertible Preferred Stock at such time.

         During fiscal 1998, Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director since October 1997 and the supervising radiologist at three of the Company's MRI facilities, was the majority shareholder and officer of three of the Company's Medical
Licensees: NYC MRI, Monmouth and Kings Medical. For fiscal 1998, NYC MRI, Monmouth and Kings Medical paid the Company approximately $753,290, $3,869,117 and $1,306,254, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by NYC MRI, Monmouth and Kings Medical accounted for 6%, 27%, and 6%, respectively, of the Company's total revenues in fiscal 1998. For fiscal 1998,

NYC MRI, Monmouth and Kings Medical paid Dr. Braff approximately $53,865, $442,026 and $119,150, respectively, in fees for professional services rendered by him on their behalf. Such entities have continued to be Medical Licensees of the Company in fiscal 1999. Prior to October 1997, Dr. Braff was also a majority shareholder and officer of another of the Company's Medical Licensees, Edgewater Diagnostic Imaging, P.A., which paid the Company approximately $1,400,000 in fees during fiscal 1997 and generated revenues to the Company in fiscal 1997 representing 18% of the Company's total revenues for such fiscal year.

         On November 4, 1997, the Company acquired substantially all of the assets of NYC MRI which operated the New York City Facility. The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a certain capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000,
(iii) the issuance of 1.0 million shares of Common Stock, and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company also assumed certain contractual obligations of NYC MRI on a going-forward basis under the contracts assigned to the Company in the acquisition (including operating leases and equipment maintenance agreements). In connection with the acquisition, the Company also entered into a consulting services agreement with NYC MRI, which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility.

         Prior to September 1998, the Company leased the Brooklyn Facility from DMR. The Company leases the MRI equipment at such facility from DFS. DMR is owned by MR Associates, as the general partner, and DFS, as a limited partner. MR Associates is in turn owned by Elliott H. Vernon, the Company's Chairman of the Board, President and Chief Executive Officer, and Joseph J. Raymond, another director of the Company. For fiscal 1997 and the nine months ended September 30, 1998, the Company paid DMR an aggregate of approximately $407,000 and $208,000, respectively, in lease payments for the Brooklyn Facility. The Company's lease payments to DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, taxes and other related costs. However, Messrs. Vernon and Raymond were still required to pay taxes in respect of these lease payments even though they did not recognize any profit from such arrangement and participated in such arrangement as an accommodation to the Company without any reimbursement therefor. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DFS Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to this Brooklyn facility. This loan bore interest at 12% per annum and was repayable over 34 months commencing February 15, 1997. The outstanding balance of this loan was approximately $178,000 at December 31, 1997.

         In September 1998, DMR sold its interest in the Brooklyn Facility to an affiliate of DFS, which, in turn, has entered into a lease arrangement (the "DFS Lease") with the Company in respect of this facility. All of the proceeds from such sale were used to repay the outstanding balance of the DFS Loan which was $145,174.43. In consideration for Mr. Raymond's agreement to such sale (as well as in appreciation of his participation in the original lease transaction), the

Company granted Mr. Raymond (subject to stockholder ratification and approval) a ten year stock option to purchase 150,000 shares of Common Stock at an exercise price per share equal to $1.00 (the closing sales price of the Common Stock on The Nasdaq National Market on December 22, 1998, the date of stockholder ratification and approval of such stock option grant), which option is 100% exercisable. In addition, the Company has agreed that, to the extent the Company exercises its purchase option under the DFS Lease and sells such facility to an unrelated third party (other than in connection with a merger, consolidation, sale of substantially all of the assets of the Company or similar transaction), Mr. Raymond will be entitled to receive an amount equal to 60% of any "profits" realized by the Company upon such sale (i.e., the net proceeds received by the Company upon such sale less the Company's depreciated basis in the property).

         In addition to the DFS Lease, the Company has numerous other financing arrangements with DFS and its affiliates relating to equipment financing, as well as the DFS Bridge Loan provided in connection with the Beran Acquisition and the Company's $3.0 million secured revolving line of credit provided by another affiliate of DFS. DFS was a significant stockholder of the Company from its inception until April 1996 and is a leading provider of medical equipment financing. In October 1998, in connection with the DFS Bridge Loan the Company entered into a five-year financial advisory and consulting services agreement with DFS. In accordance with the terms of such agreement, the Company granted DFS stock options immediately exercisable for a five-year period (subject to certain prescribed restrictions) to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $0.90625 per share (with respect to 50,000 of the shares subject to the options), $1.03125 per share (with respect to 400,000 of the shares subject to the options), $1.28125 per share (with respect to 20,000 of the shares subject to the options), $1.25 per share (with respect to 10,000 of the shares subject to the options) and $1.46875 (with respect to 20,000 shares subject to the options). The Company is also a guarantor of the JIHP Loan (as hereinafter defined). All of the Company's arrangements with DFS and its affiliates are on an arms'-length basis.

         In May 1997, the Company entered into a consulting agreement with Munr Kazmir, M.D., a former director of the Company, for a one year term commencing June 1, 1997. In January 1998, such agreement was terminated and a new consulting agreement for a one year term commenced effective as of January 1, 1998. Pursuant to such agreement, Dr. Kazmir agreed to provide such consultation and advice as the Company may reasonably request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Kazmir also provided assistance to the Company in the expansion of its business into physician practice management. Dr. Kazmir was entitled to an annual consulting fee of $72,000 under such consulting agreement. The consulting agreement was terminated in October 1998. During fiscal 1997 and 1998, Dr. Kazmir was paid an aggregate of $35,000 and $54,000, respectively, in consulting fees under the consulting agreement.

         In October 1996, the Company entered into a consulting agreement with Ulises C. Sabato, M.D., a significant stockholder of the Company, for a one year term which commenced on October 15, 1996. Pursuant to such agreement, Dr. Sabato agreed to provide such consultation and advice as the Company may reasonable request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Sabato also provided assistance to the Company in the expansion of its business into physician practice management. Pursuant to such agreement, Dr. Sabato was entitled to an annual consulting fee of $48,000. In addition, upon execution of such agreement, the Company granted Dr. Sabato, stock options exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five year period at an exercise price of $1.0625 per share. The options vested quarterly in equal installments over the term of the one year consulting agreement. In December 1997, the term of the consulting agreement was extended until October 16, 1998 at which time it expired. During fiscal 1997 and 1998, Dr. Sabato was paid an aggregate of $44,000 and $48,000, respectively, in consulting fees under the consulting agreement. Dr. Sabato also was a limited partner in Edgewater Imaging Associates, L.P., which leased real estate and equipment to the Company in respect of its fixed-site MRI facility in Edgewater, New Jersey. The Edgewater Imaging Associates, L.P. was dissolved as of January 1, 1998.

         In February 1998, the Company entered into a consulting agreement with Dr. Manmohan A. Patel, a director of the Company since December 1998, for a one year term commencing February 27, 1998. Such agreement, upon expiration of its initial one year term, was extended for an additional six month period. Pursuant to such agreement, Dr. Patel will provide such consultation and advice as the Company may reasonably request, including advice in respect of the Company's development of its physician management operations. Such agreement shall be terminated upon the earlier to occur of (i) the negotiation and execution of an employment agreement between the Company and Dr. Patel on terms and conditions satisfactory to the parties thereto (the "Patel Employment Agreement"), or (ii) the expiration or termination of such agreement pursuant to the terms thereof. Pursuant to such agreement, and in contemplation of the services to be rendered pursuant to the Patel Employment Agreement, the Company granted Dr. Patel stock options exercisable to purchase an aggregate of 300,000 shares of Common Stock under the terms and conditions of the Omnibus Plan. Such stock options are exercisable at $1.71875 per share, the closing sales price of the Common Stock on The Nasdaq National Market on the date of grant, and vest in increments of 25% (i.e., 75,000 shares) upon the Common Stock attaining , for a period of 20 consecutive trading days, a fair market value (as defined in the Omnibus Plan) of $2.50, $5.00, $7.50 and $10.00, respectively. Notwithstanding the foregoing, such stock options shall become fully vested upon the earlier to occur of (x) the fifth anniversary of the grant date of the stock options and (y) a "Change in Control" as defined in the Omnibus Plan: provided however, that in no event shall any shares be purchasable under such stock options unless and until Dr. Patel has become a full-time employee of the Company.

         In January 1998, the Company and PMA and its physician stockholders (including Dr. Patel, a director of the Company who owns an aggregate of 11,500 shares of PMA's common stock, representing 20.44% of such outstanding common stock) signed a non-binding letter of intent with respect to the Company's acquisition of all of the capital stock of JIHP held by PMA. The terms of this acquisition were a result of arm's-length negotiations among the parties. A merger agreement between the Company and PMA was executed effective January 29, 1999 (subject to the approval of the physician stockholders of PMA). Such letter (as well as the merger agreement) states that the Company intends to appoint Dr. Patel to the Board upon consummation of such acquisition. Notwithstanding the foregoing, the election of Dr. Patel as a director was not made in connection with such provision. See "Item l. Business - Introduction."

         In December 1997, the Company agreed to guarantee a loan of $1.0 million from DFS to JIHP (the "JIHP Loan"). This loan was funded by DFS to JIHP on January 8, 1998 and the loan bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At December 31, 1998, approximately $810,000 of the loan was outstanding. PMA and each physician stockholders of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are filed on the pages below, as part of Part II, Item 8 of this report:

         Independent Auditors' Report                                       F-1

         Consolidated balance sheets - December 31,
            1998 and 1997                                                   F-2

         Consolidated statements of operations -
            For the years ended December 31, 1998,
            1997 and 1996                                                   F-3

         Consolidated statements of stockholders'
            equity - For the years ended December 31, 1998,
            1997 and 1996                                                   F-4

         Consolidated statements of cash flows - For the
            years ended December 31, 1998, 1997 and 1996                    F-5

         Notes to consolidated financial statements                         F-7

2.  FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts -
           For the years ended December 31, 1998, 1997 and 1996             F-27

3.  EXHIBITS

2.1 Agreement and Plan of Merger, dated as of January 29, 1999, among HealthCare Imaging Services, Inc., HIS PPM Co., Jersey Integrated HealthPractice, Inc., Pavonia Medical Associates, P.A. and the physician stockholders of Pavonia Medical Associates, P.A.

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

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.2     [INTENTIONALLY OMITTED]

10.3     [INTENTIONALLY OMITTED]

10.4 Consulting Services and License Agreement between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.6     [INTENTIONALLY OMITTED]

10.7 Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8 Lease between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. as of January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9 Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10    [INTENTIONALLY OMITTED]

10.11    [INTENTIONALLY OMITTED]

10.12    [INTENTIONALLY OMITTED]

10.13    [INTENTIONALLY OMITTED]

10.14    [INTENTIONALLY OMITTED]

10.15 Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
         10.15 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16    [INTENTIONALLY OMITTED]

10.17    [INTENTIONALLY OMITTED]

10.18    [INTENTIONALLY OMITTED]

10.19 HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit 10.20 to the Company's 1991 Annual Report on Form 10-K)*

10.21    [INTENTIONALLY OMITTED]

10.22    [INTENTIONALLY OMITTED]

10.23    [INTENTIONALLY OMITTED]

10.24    [INTENTIONALLY OMITTED]

10.25    [INTENTIONALLY OMITTED]

10.26    [INTENTIONALLY OMITTED]

10.27    [INTENTIONALLY OMITTED]

10.28 Master Equipment Lease (No. 91-11-0534) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.29 Master Equipment Lease (No. 91-11-0535) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.30 Master Mobile Lease Agreement dated September 1, 1994 between Universal Diagnostic Corp., Medibest Imaging Corp., Ocean Diagnostic Radiology, P.C., Eagle Diagnostic Imaging Corp., Junction Diagnostic Imaging Corp., HealthCare Imaging Services, Inc. and Omni Medical Imaging, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

10.31 Master Lease Agreement dated March 14, 1995 between HealthCare Imaging Services, Inc. and Maiden Choice MRI, L.L.C. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

10.32 Restructuring Agreement, dated as of July 1, 1994, among Edgewater Imaging Associates, L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1994)

10.33 Master Equipment Lease dated September 26, 1995 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Together with certain Schedules thereto) (Incorporated by reference to Exhibit
         10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.34    [INTENTIONALLY OMITTED]

10.35 Consulting Agreement dated as of January 30, 1996 by and between Biltmore Securities, Inc. and HealthCare Imaging Services, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.36 Form of Subscription Agreement for the Purchase of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.37 Amendment No. 1 dated as of February 1, 1996 to Employment Agreement by and between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Together with a Stock Option Agreement, Restricted Stock Award Agreement and Registration Rights Agreement, each dated as of February 1, 1996 and by and between Mr. Vernon and HealthCare Imaging Services, Inc., which are exhibits thereto) (Incorporated by reference to Exhibit
         10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

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

10.46 Asset Purchase Agreement, dated as of November 4, 1997 between HealthCare Imaging Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.47 Promissory Note of HealthCare Imaging Services, Inc. to M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit
         2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.49 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.50 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to
         Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.51 HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.52 HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.53 Stock Purchase Agreement, dated as of February 25, 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.54 Employment Agreement dated April 13, 1998 between Robert D. Baca and HIS PPM Co. (Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1998)*

10.55 Amendment to Stock Purchase Agreement, dated as of May 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust, and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.56 Consulting Agreement, dated as of February 27, 1998, by and between Manmohan A. Patel, M.D. and HealthCare Imaging Services, Inc.*

10.57 Asset Purchase Agreement, dated as of September 16, 1998, among HealthCare Imaging Services, Inc., Echelon MRI, P.C., Mainland Imaging Center, P.C., North Jersey Imaging Management Associates, L.P., Bloomfield Imaging Associates, P.A., Irving N. Beran, M.D., P.A., the Estate of Irving N. Beran, Deceased, Mrs. Phyllis Beran and Sam Beran,

         M.D. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

10.58 Amendment No. 1 to the HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan*

10.59 Amended and Restated HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors*

10.60 Option Agreement, dated as of April 13, 1998, between Robert D. Baca and HealthCare Imaging Services, Inc.*

10.61 Option Agreement, dated as of October 1, 1998, between Joseph J. Raymond and HealthCare Imaging Services, Inc.

10.62 Agreement, dated as of October 1, 1998 between Joseph J. Raymond and HealthCare Imaging Services, Inc.

10.63 Employment Agreement, dated as of October 1, 1998, between Elliott H. Vernon and HealthCare Imaging Services, Inc.*

10.64 Consulting Services Agreement, dated as of November 4, 1997, by and between HealthCare Imaging Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C.

10.65    Consulting Agreement, dated as of December 31, 1997, between Dr. Ulises
         C. Sabato and HealthCare Imaging Services, Inc.

10.66 Consulting Agreement, dated as of January 28, 1998, between Dr. Munr Kazmir and HealthCare Imaging Services, Inc.*

10.67 Financial and Consulting Services Agreement dated as of October 1, 1998 by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc.

10.68 DVI Bridge Loan and Security Agreement No. 1969 executed September 30, 1998, to become effective as of October 1, 1998, by and between DVI Financial Services, Inc. and HealthCare Imaging Services, Inc.

10.69 Loan Modification Agreement dated December 31, 1998, by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc.

10.70 Amendment No. 1 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation

10.71 Amendment No. 2 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation

10.72 Amendment No. 3 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P., Meadowlands MRI, LLC and DVI Business Credit Corporation

22.1     Subsidiaries of the Registrant

23.1     Consent of Independent Auditors, Deloitte & Touche LLP

27       Financial Data Schedule

--------------------------------------------------------------------------------
* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------

(b)     REPORTS ON FORM 8-K

        The Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1998:

        (i) Current Report on Form 8-K (the "Beran 8-K") filed with the Securities and Exchange Commission on October 16, 1998 regarding the acquisition on October 2, 1998 (effective October 1, 1998) by a wholly-owned subsidiary of the Company of five multi-modality diagnostic imaging centers located in Voorhees (two centers), Bloomfield, Northfield and Williamstown, New Jersey. The following financial statements were filed with such report:

                   Audited Combined Financial Statements of the Beran Entities for the years ended December 31, 1997 and 1996

                   Unaudited Combined Financial Statements of the Beran Entities for the six months ended June 30, 1998

        (ii) Amendment No. 1 to the Beran 8-K filed with the Securities and Exchange Commission on November 11, 1998 including the following pro forma financial information:

                   Pro Forma Consolidated Condensed Balance Sheets as of June 30, 1998

                   Pro Forma Consolidated Condensed Statements of Operations as of June 30, 1998

                   Pro Forma Consolidated Condensed Statements of Operations for the year ended December 31, 1997

                   Notes to Pro Forma Consolidated Condensed Financial
                   Statements

        (iii) Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 1998 including the following financial statements:

                   Unaudited Consolidated Balance Sheet of HealthCare Imaging Services, Inc. as of October 31, 1998

                   Unaudited Consolidated Statements of Income of HealthCare Imaging Services, Inc for the one month and ten month periods ended October 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEALTHCARE IMAGING SERVICES, INC.



Dated: March 30, 1999                       By: /s/ Elliott H. Vernon
                                                --------------------------
                                                Elliott H. Vernon
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                               Title                             Date
----                               -----                             ----

/s/ Elliott H. Vernon        Chairman of the                     March 30, 1999
------------------------     Board, President and
Elliott H. Vernon            Chief Executive
                             Officer and Director
                             (Principal Executive
                             Officer)

/s/ Scott P. McGrory         Vice President,                     March 30, 1999
------------------------     Controller
Scott P. McGrory             (Principal
                             Financial and
                             Accounting Officer)

/s/ Shawn A. Friedkin        Director                            March 30, 1999
------------------------
Shawn A. Friedkin

/s/ Manmohan A. Patel        Director                            March 30, 1999
------------------------
Manmohan A. Patel

/s/ Joseph J. Raymond        Director                            March 30, 1999
------------------------
Joseph J. Raymond

/s/ Michael S. Weiss         Director                            March 30, 1999
------------------------
Michael S. Weiss

                        HEALTHCARE IMAGING SERVICES, INC.
                                    ---------
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    ---------
                                INDEX TO EXHIBITS


Number                                                                     Page
------                                                                     ----

2.1 Agreement and Plan of Merger, dated as of January 29, 1999, among HealthCare Imaging Services, Inc., HIS PPM Co., Jersey Integrated HealthPractice, Inc., Pavonia Medical Associates, P.A. and the physician stockholders of Pavonia Medical Associates, P.A.

3.1 Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13,
         1991)

3.2 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3.3 By-Laws of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.4 Certificate of Amendment of the Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to
         Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to
         Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16,
         1998)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's

         Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13,
         1991)

10.2     [INTENTIONALLY OMITTED]

10.3     [INTENTIONALLY OMITTED]

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

10.6           [INTENTIONALLY OMITTED]

10.7 Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
         Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8 Lease between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. as of January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9 Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10    [INTENTIONALLY OMITTED]

10.11    [INTENTIONALLY OMITTED]

10.12    [INTENTIONALLY OMITTED]

10.13    [INTENTIONALLY OMITTED]

10.14    [INTENTIONALLY OMITTED]

10.15 Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16    [INTENTIONALLY OMITTED]

10.17    [INTENTIONALLY OMITTED]

10.18    [INTENTIONALLY OMITTED]

10.19    HealthCare Imaging Services, Inc. 1991 Stock Option Plan
         (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit
         10.20 to the Company's 1991 Annual Report on Form 10-K)*

10.21    [INTENTIONALLY OMITTED]

10.22    [INTENTIONALLY OMITTED]

10.23    [INTENTIONALLY OMITTED]

10.24    [INTENTIONALLY OMITTED]

10.25    [INTENTIONALLY OMITTED]

10.26    [INTENTIONALLY OMITTED]

10.27    [INTENTIONALLY OMITTED]

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

10.32    Restructuring Agreement, dated as of July 1, 1994, among
         Edgewater Imaging Associates, L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1994)

10.33 Master Equipment Lease dated September 26, 1995 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Together with certain Schedules thereto) (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.34    [INTENTIONALLY OMITTED]

10.35 Consulting Agreement dated as of January 30, 1996 by and between Biltmore Securities, Inc. and HealthCare Imaging
         Services, Inc.

         (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.36 Form of Subscription Agreement for the Purchase of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.37 Amendment No. 1 dated as of February 1, 1996 to Employment Agreement by and between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Together with a Stock Option Agreement, Restricted Stock Award Agreement and Registration Rights Agreement, each dated as of February 1, 1996 and by and between Mr. Vernon and HealthCare Imaging Services, Inc., which are exhibits thereto) (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

10.38 Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

10.39 HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8 Registration No. 333-8699 filed with the Securities and Exchange Commission on July 24, 1996)*

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

10.45 Loan and Security Agreement, dated as of December 26, 1996, between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.46 Asset Purchase Agreement, dated as of November 4, 1997 between HealthCare Imaging Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.47 Promissory Note of HealthCare Imaging Services, Inc. to M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incoporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.49 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc.
         (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

10.50 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.51 HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)*

10.52 HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997)*

10.53 Stock Purchase Agreement, dated as of February 25, 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.54 Employment Agreement dated April 13, 1998 between Robert D. Baca and HIS PPM Co. (Incorporated by reference to Exhibit
         10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)*

10.55 Amendment to Stock Purchase Agreement, dated as of May 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust, and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.56 Consulting Agreement, dated as of February 27, 1998, by and between Manmohan A. Patel, M.D. and HealthCare Imaging
         Services, Inc.*

10.57 Asset Purchase Agreement, dated as of September 16, 1998, among HealthCare Imaging Services, Inc., Echelon MRI, P.C., Mainland Imaging Center, P.C., North Jersey Imaging Management Associates, L.P., Bloomfield Imaging Associates, P.A., Irving
         N. Beran, M.D., P.A., the Estate of Irving N. Beran, Deceased, Mrs. Phyllis Beran and Sam Beran, M.D. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

10.58 Amendment No. 1 to the HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan*

10.59 Amended and Restated HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors*

10.60 Option Agreement, dated as of April 13, 1998, between Robert D. Baca and HealthCare Imaging Services, Inc.*

10.61    Option Agreement, dated as of October 1, 1998, between Joseph
         J. Raymond and HealthCare Imaging Services, Inc.

10.62    Agreement, dated as of October 1, 1998 between Joseph J.
         Raymond and HealthCare Imaging Services, Inc.

10.63 Employment Agreement, dated as of October 1, 1998, between Elliott H. Vernon and HealthCare Imaging Services, Inc.*

10.64 Consulting Services Agreement, dated as of November 4, 1997, by and between HealthCare Imaging Services, Inc. and M.R.
         Radiology Imaging of Lower Manhattan, P.C.

10.65 Consulting Agreement, dated as of December 31, 1997, between Dr. Ulises C. Sabato and HealthCare Imaging Services, Inc.

10.66 Consulting Agreement, dated as of January 28, 1998, between Dr. Munr Kazmir and HealthCare Imaging Services, Inc.*

10.67 Financial and Consulting Services Agreement dated as of October 1, 1998 by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc.

10.68    DVI Bridge Loan and Security Agreement No. 1969 executed
         September 30, 1998, to become effective as of October 1, 1998, by and between DVI Financial Services, Inc. and HealthCare Imaging Services, Inc.

10.69 Loan Modification Agreement dated December 31, 1998, by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc.

10.70    Amendment No. 1 to Loan and Security Agreement between
         HealthCare Imaging Services, Inc., Edgewater Imaging
         Associates,

         L.P., Wayne Imaging Associates, L.P., Rittenhouse Square
         Imaging Associates, L.P. and DVI Business Credit Corporation

10.71    Amendment No. 2 to Loan and Security Agreement between
         HealthCare Imaging Services, Inc., Edgewater Imaging
         Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit
         Corporation

10.72    Amendment No. 3 to Loan and Security Agreement between
         HealthCare Imaging Services, Inc., Edgewater Imaging
         Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P., Meadowlands MRI, LLC and DVI Business Credit Corporation

22.1     Subsidiaries of the Registrant

23.1     Consent of Independent Auditors, Deloitte & Touche LLP

27       Financial Data Schedule

--------------------------------------------------------------------------------
* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
HealthCare Imaging Services, Inc.
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of HealthCare Imaging Services, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in
Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 2, 1999

------------------------------------------------------------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                    1998              1997
                                                                                                          ----              ----
CURRENT ASSETS:
    Cash and cash equivalents                                                                        $  1,506,123      $     70,626
    Accounts receivable - net of allowances for doubtful accounts of $6,180,000 and
       $4,977,000 in 1998 and 1997, respectively                                                        9,869,696         5,375,351
    Accounts receivable acquired in the Beran Acquisition                                               4,653,831                --
      Loan receivable                                                                                   2,550,000                --
    Prepaid expenses and other                                                                            228,758           186,082
                                                                                                     ------------      ------------
                        Total current assets                                                           18,808,408         5,632,059
                                                                                                     ------------      ------------
PROPERTY, PLANT AND EQUIPMENT - NET                                                                     9,578,807         5,518,772
DEFERRED TAX ASSET -NET                                                                                    48,325                --
OTHER ASSETS:
    Due from officer                                                                                      264,125           264,125
    Deferred transaction and financing costs                                                            1,215,364           232,810
    Other                                                                                                 180,786           197,815
    Goodwill - net of accumulated amortization of $317,939 and $78,011 in 1998 and
       1997, respectively                                                                              12,858,838         1,695,054
                                                                                                     ------------      ------------
                        Total other assets                                                             14,519,113         2,389,804
                                                                                                     ------------      ------------
TOTAL ASSETS                                                                                         $ 42,954,653      $ 13,540,635
                                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under revolving line of credit                                                        $  2,838,275      $  1,462,000
    Accounts payable and accrued expenses                                                               2,122,916         1,354,200
    Current portion of capital lease obligations                                                        1,505,510         1,647,148
      Bridge financing                                                                                 14,000,000                --
      Reserve for subleased equipment                                                                     294,790           321,465
    Income taxes payable                                                                                  106,582            16,044
                                                                                                     ------------      ------------
                        Total current liabilities                                                      20,868,073         4,800,857
                                                                                                     ------------      ------------
NONCURRENT LIABILITIES:
    Capital lease obligations                                                                           3,440,890         2,780,447
                                                                                                     ------------      ------------

MINORITY INTERESTS                                                                                        896,404           546,433
                                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 1,000,000 shares authorized: Series C convertible preferred stock, none and 185,000 shares outstanding at
            December 31, 1998 and 1997, respectively (Each convertible into seven shares                       --            18,500
            of common stock)
       Series D 8% cumulative accelerating redeemable preferred stock, 871.743 and no shares outstanding at December 31, 1998 and 1997,
            respectively ($10,500 per
            share liquidation preference)                                                                      87                --
    Common stock, $.01 par value:  50,000,000 shares authorized: 11,356,974
       and 9,286,974 shares outstanding at December 31, 1998 and 1997, respectively                       113,570            92,870
    Additional paid-in capital                                                                         23,050,076        12,694,678
    Accumulated deficit                                                                                (5,414,447)       (7,393,150)
                                                                                                     ------------      ------------
                        Total stockholders' equity                                                     17,749,286         5,412,898
                                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 42,954,653      $ 13,540,635
                                                                                                     ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1998                  1997                  1996
                                                                                ----                  ----                  ----
REVENUES:                                                                  $ 16,451,057          $ 10,247,940          $  9,787,591
OPERATING EXPENSES:
    Salaries                                                                  4,547,363             2,819,601             2,838,739
    Operating expenses                                                        4,587,734             4,294,407             3,842,573
    Provision/(recovery) of bad debts                                           148,269                    --              (392,286)
    Consulting and marketing fees                                               620,361               582,687                72,344
    Professional fees                                                           534,060               538,392               457,797
    Depreciation and amortization                                             2,029,723             1,509,649             1,450,074
    Interest                                                                  1,427,267               540,652               469,133
    Gain on sale of property, plant and equipment                              (317,937)             (105,000)                   --
    Non-cash compensation charge                                                135,617               398,646             1,445,473
                                                                           ------------          ------------          ------------
                                                                             13,712,457            10,579,034            10,183,847
                                                                           ------------          ------------          ------------
INCOME/(LOSS) BEFORE MINORITY INTERESTS IN
    JOINT VENTURES AND INCOME TAXES                                           2,738,600              (331,094)             (396,256)
MINORITY INTERESTS IN JOINT VENTURES                                           (479,170)             (430,172)             (416,192)
                                                                           ------------          ------------          ------------
INCOME/(LOSS) BEFORE INCOME TAXES                                             2,259,430              (761,266)             (812,448)
INCOME TAX PROVISION                                                             97,661                43,039                49,348
                                                                           ------------          ------------          ------------
NET INCOME/(LOSS)                                                             2,161,769              (804,305)             (861,796)
PREFERRED DIVIDENDS                                                             183,066                    --                    --
                                                                           ------------          ------------          ------------
NET INCOME/(LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                           $  1,978,703          $   (804,305)         $   (861,796)
                                                                           ============          ============          ============


NET INCOME/(LOSS) PER COMMON SHARE - BASIC                                 $        .19          $      (0.13)         $      (0.18)
                                                                           ============          ============          ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                                                      10,511,893             6,187,822             4,711,974
                                                                           ============          ============          ============
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED                               $        .10          $      (0.13)         $      (0.18)
                                                                           ============          ============          ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED                                                    21,461,901             6,187,822             4,711,974
                                                                           ============          ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                        PREFERRED STOCK        PREFERRED STOCK
                                                           SERIES D                SERIES C                 COMMON STOCK
                                                       ----------------      -------------------         ------------------
                                                       SHARES    AMOUNT      SHARES       AMOUNT         SHARES      AMOUNT
                                                       ------    ------      ------       ------         ------      ------
BALANCE, JANUARY 1, 1996                                 --        --             --           --       4,711,974   $  47,120

  Proceeds from sale of Series C Preferred
    Stock (each convertible into seven
    shares of common stock), net of expenses
    of $151,746                                          --        --        660,000    $  66,000              --          --

  Issuance of restricted stock to CEO                    --        --             --           --         250,000       2,500

  Unearned compensation in connection
    with stock option grant                              --        --             --           --              --          --

  Amortization of unearned
    compensation for stock option
    and restricted stock grants                          --        --             --           --              --          --


  Net loss                                               --        --             --           --              --          --

                                                      --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                               --        --        660,000       66,000       4,961,974      49,620
                                                      --------------------------------------------------------------------------

  Conversion of Series C Preferred Stock                 --        --       (475,000)     (47,500)      3,325,000      33,250

  Amortization of unearned
    compensation for stock option and
    restricted stock grants                              --        --             --           --              --          --

  Purchase of assets of M.R. Radiology
    Imaging of Lower Manhattan, P.C                      --        --             --           --       1,000,000      10,000

  Net loss                                               --        --             --           --              --          --

  Other                                                  --        --             --           --              --          --

                                                      --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                               --        --        185,000       18,500       9,286,974      92,870
                                                      --------------------------------------------------------------------------

  Conversion of Series C Preferred Stock                 --        --       (185,000)     (18,500)      1,295,000      12,950

  Beran Acquisition Issuance                            872   $    87             --           --              --          --

  Issuance of stock to financial advisor                 --        --             --           --         750,000       7,500

  Compensation in connection with stock
    option grants                                        --        --             --           --              --          --

  Record cashless exercise of stock options              --        --             --           --          25,000         250

  Net income                                             --        --             --           --              --          --

  Other                                                  --        --             --           --              --          --

                                                      --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              872   $    87             --    $      --      11,356,974   $ 113,570
                                                      ==========================================================================
                                                        ADDITIONAL                                        TOTAL
                                                         PAID-IN        ACCUMULATED       UNEARNED     STOCKHOLDERS'
                                                         CAPITAL          DEFICIT       COMPENSATION      EQUITY
                                                         -------          -------       ------------      ------
BALANCE, JANUARY 1, 1996                               $  8,902,805    ($ 5,727,049)             --    $  3,222,876

  Proceeds from sale of Series C Preferred
    Stock (each convertible into seven
    shares of common stock), net of expenses
    of $151,746                                           1,132,254              --              --       1,198,254

  Issuance of restricted stock to CEO                       466,244              --        (468,744)             --

  Unearned compensation in connection
    with stock option grant                               1,375,375              --      (1,375,375)             --

  Amortization of unearned
    compensation for stock option
    and restricted stock grants                                  --              --       1,445,473       1,445,473


  Net loss                                                       --        (861,796)             --        (861,796)

                                                      -------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                               11,876,678      (6,588,845)       (398,646)      5,004,807
                                                      -------------------------------------------------------------

  Conversion of Series C Preferred Stock                     14,250              --              --              --

  Amortization of unearned
    compensation for stock option and
    restricted stock grants                                      --              --         398,646         398,646

  Purchase of assets of M.R. Radiology
    Imaging of Lower Manhattan, P.C                         821,250              --              --         831,250

  Net loss                                                       --        (804,305)             --        (804,305)

  Other                                                     (17,500)             --              --         (17,500)

                                                      -------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                               12,694,678      (7,393,150)             --       5,412,898
                                                      -------------------------------------------------------------

  Conversion of Series C Preferred Stock                      5,550              --              --              --

  Beran Acquisition Issuance                              9,153,210              --              --       9,153,297

  Issuance of stock to financial advisor                    695,625              --              --         703,125

  Compensation in connection with stock
    option grants                                           490,689              --              --         490,689

  Record cashless exercise of stock options                    (250)             --

  Net income                                                     --       1,978,703              --       1,978,703

  Other                                                      10,574              --              --          10,574

                                                      -------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                             $ 23,050,076    ($ 5,414,447)   $         --    $ 17,749,286
                                                      =============================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1998              1997              1996
                                                                                        ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                               $  1,978,703      $   (804,305)     $   (861,796)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities
      Depreciation and amortization                                                   2,029,723         1,509,649         1,450,074
      Amortization of non-cash compensation                                             135,617           398,646         1,445,473
      Gain on sale of property, plant and equipment                                    (317,937)         (105,000)               --
      Minority interests in joint ventures                                              479,170           430,172           416,192
      Allowance for doubtful accounts                                                 1,140,000           659,000            17,000
      Changes in assets and liabilities, exclusive of changes resulting from acquisitions:
         Accounts receivable                                                         (3,703,492)       (1,258,052)         (632,022)
         Prepaid expenses and other                                                     (42,676)          (26,061)           57,741
         Deferred taxes                                                                 (48,325)               --                --
         Due from officer                                                                    --           (88,076)           55,855
         Deferred costs                                                                      --                --            (4,767)
         Other                                                                           17,029           153,586          (351,401)
         Accounts payable and accrued expenses                                          768,716           160,977           317,965
         Income taxes payable                                                            90,538             7,740             8,304
         Deferred transaction and financing costs                                    (1,069,503)            7,605          (156,762)
                                                                                   ------------      ------------      ------------
                Net cash provided by operating activities                             1,457,563         1,045,881         1,761,856
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Beran Acquisition                                                               (11,500,000)               --                --
    Loan to the Beran Entities                                                       (2,550,000)               --                --
    Purchase of assets of M.R. Radiology Imaging of Lower
    Manhattan,
         P.C                                                                                 --        (1,203,721)               --
    Purchases of property, plant and equipment                                         (105,379)         (120,169)         (171,654)
    Proceeds from sale of marketable securities                                              --           625,000           375,000
    Purchase of marketable securities                                                        --                --        (1,000,000)
    Proceeds from sale of property, plant and equipment                                 844,000           105,000                --
                                                                                   ------------      ------------      ------------
                Net cash used in investing activities                               (13,311,379)         (593,890)         (796,654)
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds received from the sale of Series C Preferred Stock                          --                --         1,198,254
      Borrowings pursuant to bridge financing                                        14,000,000                --                --
    Borrowings under the revolving line of credit                                     1,376,275         1,462,000                --
    Payments on capital lease obligations                                            (1,908,258)       (1,363,860)       (1,037,614)
    Payments on reserved subleased equipment                                            (49,505)         (251,576)         (861,840)
    Distributions to limited partners of joint ventures                                (129,199)         (384,308)         (371,539)
    Other                                                                                    --           (17,500)               --
                                                                                   ------------      ------------      ------------
                Net cash provided by (used in) financing activities                  13,289,313          (555,244)       (1,072,739)
                                                                                   ------------      ------------      ------------
INCREASE/(DECREASE) IN CASH                                                           1,435,497          (103,253)         (107,537)
CASH:
    Beginning of the year                                                                70,626           173,879           281,416
                                                                                   ------------      ------------      ------------
    End of the year                                                                $  1,506,123      $     70,626      $    173,879
                                                                                   ============      ============      ============

                                                                 F-5

------------------------------------------------------------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             1998            1997            1996
                                                                                             ----            ----            ----
SUPPLEMENTAL CASH FLOW DATA:
   Interest paid                                                                          $1,272,446      $  535,784      $  477,196
                                                                                          ==========      ==========      ==========
   Income taxes paid                                                                      $   31,558      $   35,300      $   53,756
                                                                                          ==========      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:

Capital leases principally for property, plant and equipment                              $2,427,063      $2,221,584      $  306,634
                                                                                          ==========      ==========      ==========
Preferred stock issued as partial consideration for the Beran Acquisition
(See Note 2)                                                                              $9,153,297
                                                                                          ==========
Stock issued as partial consideration for the purchase of assets of M.R
    Radiology Imaging of Lower Manhattan, P.C. (See Note 2)                                               $  831,250
                                                                                                          ==========
Reinstatement of mobile MRI unit related to previously recorded
   restructured operations                                                                                $  421,973
                                                                                                          ==========
Reinstatement of capital lease obligation related to previously
   recorded restructured operations                                                                       $  574,575
                                                                                                          ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY - The Company is principally engaged in the business of establishing and operating fixed-site diagnostic imaging ("MRI") centers.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include HealthCare Imaging Services, Inc. (together with its subsidiaries and majority-owned joint ventures hereinafter referred to as the "Company" unless the context indicates otherwise) and its wholly-owned subsidiaries, which include corporations formed to be the general partner of the Company's various limited partnership arrangements. The Company's consolidated financial statements also include 100% of the assets, liabilities and results of operations of its operating joint ventures in which the Company has a majority interest (ranging from 51% to 60%) and exercises unilateral management control including day-to-day management of operations, strategic planning, equipment financing and capital transactions. The ownership interests of the limited partners in these joint ventures are recorded as minority interests. All intercompany balances and transactions (including management fees paid by the joint ventures to the Company) have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid, short-term investments purchased with original maturities of three months or less, which are maintained primarily with several regional banks.

         REVENUES - The Company provides administrative, management and billing and collections services, as well as equipment and real property, to health care providers, consisting primarily of individual physicians and private group medical practices. Generally, the Company licenses use of its diagnostic imaging equipment to professional practice groups ("Medical Licensees") in New Jersey, New York and Pennsylvania who, in turn, use the equipment to provide diagnostic imaging services to their patients or patients of other health care providers with whom they or the Company have contractual relationships. A Medical Licensee typically pays the Company a flat fee on a monthly, daily or per scan basis for the use of the equipment and property, and an administrative charge for the use of the Company's support personnel and support services, such as clerical work, billing and collection services and other associated nonmedical functions. Such fees, under certain arrangements, are received by the Company following the receipt of payment by the Medical Licensee from either the patients or third party payors. Under other arrangements and pursuant to the laws of certain states in which the Company does business, the Medical Licensee pay such fees to the Company following the conduct of the procedure or passage of the applicable payment period irrespective of whether the patients or third party payors have reimbursed the Medical Licensee for the respective procedures. Where the Company has entered into written agreements with Medical Licensees, such agreements typically have been for terms ranging from five to ten years.

         For certain licensed facilities in New Jersey owned by the Company, the Company is itself the provider of the diagnostic imaging services and, as such, directly bills and collects from patients and third party payors for such services. In such facilities, qualified radiologists are either employed by the Company or are retained and compensated by the Company as independent contractors.

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

              Office and computer equipment
                and furniture and fixtures                 5-8 years
              Medical equipment                            5-8 years
              Leasehold improvements                       6-8 years

         GOODWILL - Goodwill is being amortized on a straight-line basis over ten to twenty years.

         DEFERRED TRANSACTION AND FINANCING COSTS - Deferred transaction and financing costs relate to expenses incurred in connection with the financing of the Beran Acquisition (See Notes 2 and 4) and in connection with the Company's proposed acquisition of a management services organization ("MSO") (See Note 2). Deferred financing costs are being expensed over the applicable agreement term. In the event such proposed acquisition is not consummated, the related deferred transaction costs will be expensed.

         NET INCOME/(LOSS) PER COMMON SHARE - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share are computed by dividing net income
         (loss) by the number of weighted average common shares outstanding for the years ended December 31, 1998, 1997 and 1996, as applicable. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the years ended December 31, 1998, 1997 and 1996, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

         INCOME TAXES - Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The fair values of the Company's long-term debt and capital lease obligations were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value for the Company's long-term debt and capital lease obligations were $18,946,400 and $19,187,886, respectively, at December 31, 1998, and $4,427,595 and $4,478,970, respectively, at December 31,
         1997.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. As described under "Revenues," the Company furnishes services to Medical Licensees, which in turn provide diagnostic imaging services to their patients and the patients of individual physicians, physicians' groups and other health care providers. The Company also directly provides diagnostic imaging services at certain of its New Jersey facilities. Although the Company's right to payment for services rendered to Medical Licensees is not dependent upon payments received by the Medical Licensees, as part of its arrangements with certain Medical Licensees, the Company does not seek payment from the Medical

         Licensee until the Medical Licensee has been paid for the medical services it has provided. Therefore, the Company bears the risk of delayed payment. However, most amounts due to the Medical Licensees (as well as to the Company for diagnostic imaging services it directly provides) are subject to third-party reimbursement from health insurance companies, which historically have proven to be credit worthy. Upon the expiration or other termination of the arrangements with such Medical Licensees, the Company is contractually entitled to seek payment from such Medical Licensees for all services provided, including those with respect to which the Medical Licensees have not been paid. However, the Company generally does not seek to recover unpaid claims from Medical Licensees. The Company's accounts receivable consist of the Company's proportionate share of Medical Licensees' procedure fees as well as administrative fees payable by Medical Licensees and accounts receivable for diagnostic imaging services provided directly by the Company. Such accounts receivable are shown net of an allowance for doubtful accounts which consists of the Company's estimate of amounts that will not be collected.

         LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         STOCK OPTIONS AND WARRANTS - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the annual audited financial statements pro forma net income (loss) and pro forma earnings (loss) per share as if the Company had applied the newer method of accounting. The Company has elected to continue to follow the provisions of APB Opinion No. 25 and related interpretations in accounting for employee stock options.

         NEW ACCOUNTING PRONOUNCEMENTS - During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
         (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 134, "Accounting for Mortgage-Backed Securities". The Company does not expect adoption of these new accounting pronouncements to have a material effect, if any, on its financial condition or results of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

2.       ACQUISITIONS, PROPOSED ACQUISITION AND OTHER MATTERS

         ACQUISITIONS - On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated a fixed-site MRI facility in Voorhees, New Jersey, (ii) Mainland Imaging Center, P.C., which operated a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) Bloomfield Imaging Associates, P.A., which operated a multi-modality diagnostic imaging facility in Bloomfield, New Jersey, (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield, New Jersey facility and (v) Irving N. Beran, M.D., P.A., which operated a multi-modality diagnostic imaging facility in each of Voorhees and Williamstown, New Jersey and a radiology facility in each of Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (A) the assumption of certain obligations and liabilities of the Beran Entities, (B) cash in the amount of $11,500,000 and (C) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference) (See
         Note 8). The purchase price was subject to an adjustment based on the value of the Beran

         Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities an aggregate of $2,500,000, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. The Company used the proceeds of a $14,000,000 bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Loan") (See Note 4).

         The acquisition of the assets of the Beran Entities has been recorded in accordance with the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair values. The fair value of accounts receivable acquired in the Beran Acquisition have been recorded at their estimated net collectible value based upon the Company's analysis of the number of open accounts at that date, the past collection experience of the Beran Entities, the Company's experience in collecting similar accounts, and actual collections subsequent to October 1, 1998. As collections are made on these acquired accounts receivable, the carrying value thereof is reduced. If the Company's actual experience in collecting these receivables differs significantly from the Company's estimates, the Company will adjust the estimated net collectible value of the acquired accounts receivable through an adjustment to goodwill. The excess of the cost of the acquisition (including transaction costs) over the fair value of net assets acquired is reflected as goodwill in the accompanying balance sheet and is being amortized over a period of 20 years.

         On November 4, 1997, the Company acquired substantially all of the assets of M.R. Radiology Imaging of Lower Manhattan, P.C. ("NYC MRI"), a professional corporation owned by Dr. George Braff, a related party. This professional corporation operated a fixed-site MRI facility, with ultrasound, located at 45 Beekman Street in New York City (the "New York City Facility"). The consideration for the acquisition was (i) the assumption of certain obligations and liabilities of NYC MRI, including payments to be made under a capital lease of up to approximately $300,000, (ii) cash in the amount of $900,000, (iii) the issuance of 1,000,000 shares of the Company's common stock (the "Common Stock"), and (iv) the issuance of a $300,000 promissory note that was due and paid on December 31, 1997. The Company also assumed certain contractual obligations of NYC MRI on a going-forward basis under the contracts assigned to the Company in the acquisition (including operating leases and equipment maintenance agreements). The total purchase price for the acquisition of the New York City Facility has been allocated to tangible and identifiable intangible assets and liabilities based upon their respective fair market values with the excess of cost over fair market value of net assets acquired allocated to goodwill. In connection with the acquisition, the Company also entered into a consulting services agreement with NYC MRI which, among other things, provides that Dr. Braff will continue to provide all medical services at the New York City Facility. Dr. Braff is the Medical Director of the Company and the supervising radiologist, majority shareholder and officer of three of the Medical Licensees: Monmouth Diagnostic Imaging, P.A., Kings Medical Diagnostic Imaging, P.C. and M.R. Radiology Imaging of Lower Manhattan, P.C. Dr. Braff was a director of the Company from December 1995 until April 1997.

         The following table presents the Company's unaudited pro forma results of operations, as if the Beran Acquisition and the acquisition of NYC MRI occurred on January 1, 1997:

                                               Year Ended    Year Ended
                                              December 31,   December 31,
                                                  1998          1997
                                                  ----          ----
         Revenues                              $24,134,670   $22,357,639
                                               ===========   ===========
         Net income/(loss)                     $1,772,828    $(150,019)
                                               ==========    ==========
         Net income/(loss) per common
           share - basic                          $0.16      $(0.02)
                                                  =====      =======
         Net income/(loss) per common
           share - diluted                        $0.13      $(0.02)
                                                  =====      =======

         PROPOSED ACQUISITION - The Company has decided to expand its strategic focus into the area of physician practice management and, in connection therewith, the Company has entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a MSO formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty Health Care Systems, Inc. ("Liberty") of Jersey City, New Jersey. JIHP provides management services to PMA. PMA is comprised of over 55 physicians servicing over 75,000 patients in five locations in New Jersey. In consideration for the acquisition, the letters of intent provides, among other things, that the Company will pay and/or issue to PMA and Liberty, in the aggregate, (i) $7,000,000 in cash, (ii) 5,500,000 shares of Common Stock (500,000 shares of which may be subject to certain post-closing adjustments), and (iii) convertible redeemable preferred stock of the Company having an aggregate liquidation preference of $5,000,000. The preferred stock is redeemable by the Company at any time and is convertible, after the second anniversary of issuance, at the election of the Company or the holder at the then fair market value of the Common Stock. The consummation of the transaction is subject to several material conditions including among others, the receipt of necessary financing, the approval of the issuance of the stock by the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. Although there can be no assurance that the transaction will be completed, the Company expects, subject to the satisfaction of all conditions, to consummate it during 1999. A merger agreement with PMA was executed as of January 29, 1999 (subject to the approval of its physician stockholders), and the Company hopes to execute a merger agreement with Liberty within the next several weeks.

         In December 1997, the Company agreed to guarantee a loan of $1,000,000 from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At December 31, 1998, approximately $810,000 of the loan was outstanding. PMA and each physician stockholders of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

         OTHER MATTERS - In July 1994, the Company's MRI facility located in Catonsville, Maryland ceased operations. This facility was operated by a joint venture in which the Company owned 60% and the limited partners owned the remaining 40%. The Company entered into a sublease arrangement with a radiology group, of which one of the members was among the limited partners in this joint venture, to sublease the medical equipment and facility from the Company. This sublease arrangement commenced April 1, 1995 and provided for 60 monthly payments of $10,000 commencing on June 15, 1995. In addition, the sublessee was responsible for paying the rent for the office space and for all future operating costs incurred. At September 30, 1998 the sublessee was current with its monthly payment obligations to the Company. In December 1998, the Company terminated the sublease agreement and sold the medical equipment to the sublessee for an aggregate of $189,000 representing: (i) a payment for the Company's agreement to terminate the sublease agreement ($116,400), (ii) reimbursement for personal property tax payments made by the Company on the sublessee's behalf ($42,600) and (iii) the purchase price for the medical equipment ($30,000). As a result of the cessation of the sublease arrangement and sale of the equipment, the Company recorded a gain on sale of property, plant and equipment of $166,170 in December 1998, which primarily is due to a reversal of an early sublease termination reserve established in 1994 and the recoupment of taxes paid by the Company on the sublessee's behalf.

         In November 1996, the Company, with Practice Management Corporation ("PMC"), formed a limited liability company, of which the Company owned 60% and PMC owned 40%, to provide on-site diagnostic imaging services to Meadowlands Hospital Medical Center (the "Meadowlands MRI Facility") located in Secaucus, New Jersey. The site commenced operations on May 8, 1997 utilizing one of the Company's mobile MRI units. Based upon losses sustained at such site and the expectation of continuing losses, the Company decided to sell the mobile MRI unit and to close the Meadowlands MRI Facility. In order to facilitate the wind-down of operations, in March 1998, an agreement was reached whereby the Company acquired (for nominal consideration) the 40% joint venture interest owned by PMC effective as of December 31, 1997. In May 1998, the Company sold this mobile MRI unit to an unaffiliated third party. As a result of the sale of the mobile MRI unit, the Company recorded a gain on sale of property, plant and equipment of $151,767, which was recorded in the second quarter of fiscal 1998.

         Prior to September 1994, the Company operated four mobile MRI units in addition to its fixed-site facilities. The Company entered into an arrangement, effective September 1, 1994, pursuant to which it operated solely as a sublessor of its mobile MRI equipment rather than as an operator of such equipment. Mark R. Vernon, the President and a significant stockholder of Omni Medical Imaging, Inc. (the "sublessee"), has been an officer of the Company since April 1997 and is the brother of the Company's Chairman of the Board, President and Chief Executive Officer (the "CEO"). The other stockholders of the sublessee include certain former customers of the Company with whom the Company had agreements for the use of the mobile MRI equipment. The Company decided to enter into this arrangement due to the competitive pressures associated with the mobile MRI business and in order to focus its energy and management expertise on fixed-site imaging sites as well as further diversification in the health care industry. As a result of the arrangement, the Company recorded a restructuring charge in fiscal 1994 in the amount of $2,375,000. At December 31, 1994, the sublessee was current with its monthly payment obligations. During fiscal 1995, the Company was entitled to receive from this sublessee approximately $1,047,000 in rental income of which it received approximately $685,000, resulting in past due amounts of approximately $362,000. Due to the sublessee's failure to remain current with its 1995 monthly payment obligations, the Company repossessed and sold one of its mobile MRI units for $625,000. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributable to such mobile MRI unit and the sale proceeds received. In February 1996, the Company terminated its master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and certain of its customers to satisfy their obligations to the Company. At such time, the sublessee owed the Company approximately $456,000. In an attempt to satisfy the past due amounts, the sublessee and its customers provided the Company with cash (aggregating approximately $75,000) and additional patient receivable claims (aggregating approximately $504,000) to partially offset the amounts owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness . The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. At such time, the sublessee owed the Company approximately $532,000. In August 1996, the Company sold another one of its mobile MRI units. There was no significant gain or loss resulting from such disposition. In October 1996, the Company entered into an agreement with certain other creditors of the sublessee with respect to the collection and application of the sublessee's receivables. The Company's collection efforts on behalf of the parties to this agreement, together with the

         Company's intended use of one of its two remaining mobile MRI unit at the Meadowlands MRI Facility, resulted in the Company recording a recovery on accounts receivable (approximately $392,000) relating to a provision for bad debts that had been recorded at the time of the restructuring of the Company's mobile MRI operations. In May 1997, the Company sold one of its two remaining mobile MRI units to an unaffiliated party for $105,000. As of December 31, 1997 and 1998, the amount of the sublessee's past due indebtedness was approximately $347,000 and $257,000, respectively (which amount has been fully reserved for by the Company in its financial statements). In May 1998, the Company sold its remaining mobile MRI unit that had been used at the Meadowlands MRI Facility to an unaffiliated party.

         At December 31, 1998, the Company reevaluated its future obligations under a note payable which was due (and paid) in February 1998 relating to this mobile equipment and concluded that the remaining reserve at December 31, 1998 was adequate.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                      December 31,  December 31,
                                                          1998          1997
                                                          ----          ----
         Medical equipment under capital leases        $7,499,049    $7,179,680
         Medical equipment                              3,707,250       540,771
         Office equipment under capital leases             45,466        45,466
         Office equipment                                 122,300       106,039
         Furniture and fixtures under capital leases       88,959        88,959
         Furniture and fixtures                           383,563       354,040
         Computer equipment under capital leases           16,880        16,880
         Computer equipment                               242,085       366,309
         Leasehold improvements under capital lease     1,161,381     1,231,655
         Leasehold improvements                         1,512,543     1,219,917
         Building/Land                                  1,535,336             -
         Automobiles                                       15,400             -
                                                       ----------    ----------
                                                       16,330,212    11,149,716
         Less accumulated depreciation and
           amortization                                 6,751,405     5,630,944
                                                        ---------     ---------
                                                       $9,578,807    $5,518,772
                                                       ==========    ==========

4.       BORROWINGS

         LINE OF CREDIT

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 1, 1999. This credit facility is expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this transaction is not consummated on or prior to May 1, 1999, management believes that the credit facility can be refinanced on a longer-term basis or the repayment due date extended. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the

         Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1998 and 1997, the Company had $2,838,275 and $1,462,000, respectively, of borrowings under this credit facility. The Company believes that cash to be provided by operating activities together with borrowings available from this credit facility will provide adequate financing to maintain its normal operations for the next twelve months.

         BRIDGE FINANCING

         In October 1998, the Company used the proceeds of a $14,000,000 bridge loan from DFS to pay the cash portion of the purchase price in the Beran Acquisition and to fund the $2,500,000 loan to the Beran Entities. The terms of the DFS Loan provide for interest at 12% per annum with no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999). This bridge loan is expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this transaction is not consummated on or prior to May 1, 1999, management believes that the bridge loan can be refinanced on a longer-term basis. Options to purchase 50,000 and 400,000 shares of Common Stock at exercise prices of $.90625 and $1.03125 per share, respectively, were issued to DFS for providing the DFS Loan. The value of these options will be expensed over the term of the DFS Loan (See Note 8).

5.       LEASE OBLIGATIONS

         The Company leases various pieces of medical equipment (primarily from DFS), at interest rates ranging from 11.5% to 15.5% due through September 2008. Future minimum lease payments under noncancellable operating leases, the present value of future minimum capital lease payments and long-term debt payments as of December 31, 1998 (excluding amounts relating to subleased equipment) are:

         YEAR ENDING                           CAPITAL LEASE
         DECEMBER 31,                           OBLIGATIONS     OPERATING LEASES
            1999                                 $1,984,117         $565,159
            2000                                  1,093,767          538,555
            2001                                  1,064,409          516,669
            2002                                    930,955          510,811
            2003                                    324,382          363,842
         Thereafter                               1,205,508              -
                                                 ----------       ----------
         Total minimum lease/debt payments        6,603,138       $2,495,036
                                                                  ==========
         Less amounts representing interest       1,656,738
                                                 ----------
         Present value of minimum capital
           lease payments                         4,946,400

         Less current portion of obligations      1,505,510
                                                 ----------
                                                 $3,440,890
                                                 ==========

         The carrying value of property, plant and equipment under capital lease obligations was $5,397,235 and $4,550,208 at December 31, 1998 and 1997, respectively.

         Rent expense was $678,858, $723,136 and $711,188 for 1998, 1997 and
         1996, respectively.

6.       INCOME TAXES

         The provision for income taxes consists of the following:

                                                    STATE AND
                                   FEDERAL            LOCAL            TOTAL
         December 31, 1998:
              Current           $           -     $      97,661     $      97,661
              Deferred                      -                 -                 -
                                -------------     -------------     -------------
                                $           -     $      97,661     $      97,661
                                =============     =============     =============

         December 31, 1997:
              Current           $           -     $      43,039     $      43,039
              Deferred                      -                 -                 -
                                -------------     -------------     -------------
                                $                 $      43,039     $      43,039
                                =============     =============     =============

         December 31, 1996:
              Current           $           -     $      49,348     $      49,348
              Deferred                      -                 -                 -
                                -------------     ----------------  -------------
                                $                 $      49,348     $      49,348
                                =============     =============     =============

         The difference between the income tax provision/(benefit) and the tax provision/(benefit) computed by applying the statutory Federal income tax rate to the income/(loss) before taxes is attributable to the following:

                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                            1998                    1997                   1996
                                            ----                    ----                   ----
                                      Dollars  Percentage   Dollars    Percentage   Dollars   Percentage
Statutory Federal income tax rate    $768,206     34.0     $(258,830)    (34.0)    $(276,232)    (34.0)
State income taxes -
  net of Federal benefit              $64,456      2.9        28,406       3.7        32,570       4.0
Other - net                           $50,351      2.2      (242,474)    (31.9)     (146,173)    (18.0)
Valuation allowance                  (785,352)   (34.8)      515,937      67.9       439,183      54.1
                                     --------     ----     ---------      ----     ---------      ----
Actual income tax                    $ 97,661      4.3     $  43,039       5.7     $  49,348       6.1
                                     ========     ====     =========      ====     =========      ====

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax position as of December 31, 1998 and 1997 are as follows:

                                                               December 31,
                                                               ------------
                                                         1998               1997
                                                         ----               ----
Deferred tax liabilities:
    Difference between financial reporting and tax
      basis of property, plant and equipment         $   211,737        $   321,396
    Restructuring charges                                 15,187                  -
                                                     -----------        -----------
                                                         226,924            321,396
                                                     -----------        -----------
Deferred tax assets:
    Federal and State tax NOL carryforwards            1,707,639          2,510,004
    Non cash compensation                                792,947            756,088
    Provision for bad debts                              145,345            172,774
    Restructuring charges                                  9,881             43,183
    Federal AMT tax credit carryforward                   48,325                  -
    Other                                                      -             53,587
                                                     -----------        -----------
                                                       2,704,137          3,535,636
Valuation allowances                                  (2,428,888)        (3,214,240)
                                                     -----------        -----------
Total deferred tax assets - net                          275,249            321,396
                                                     -----------        -----------
    Net deferred tax asset                           $    48,325        $         -
                                                     ===========        ===========

         At December 31, 1998 and 1997, in view of operating losses in prior years, the limited period of ownership of the Beran facilities, and the uncertainties inherent in the planned acquisition of JIHP, the Company has provided valuation allowances of $2,105,149 and $2,830,294, respectively, against Federal deferred tax assets and $323,739 and $383,946, respectively, against state deferred tax assets. Management will continue to evaluate the need for these valuation allowances until the Beran facilities have been managed by the Company for a longer period and after the JIHP transaction has been consummated or terminated.

         The Company has net operating loss ("NOLs") carryforwards of approximately $4,432,000 for Federal income tax purposes which expire in varying amounts from December 31, 2006 through December 31, 2013.

7.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations: For the Years Ended December 31,

                                      1998                               1997                               1996
                                      ----                               ----                               ----
                                                 Per-                                Per-                               Per-
                        Income       Shares      Share       Loss        Shares      Share      Loss        Shares      Share
                     (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator) (Denominator)  Amount
                     -----------  -------------  ------  -----------  -------------  ------  ----------- -------------  ------
BASIC EPS
Net Income (Loss)     $1,978,703   10,511,893     $.19    $(804,305)   6,187,822     $(.13)   $(861,796)  4,711,974     $(.18)

ADD:
PREFERRED DIVIDENDS      183,066         -                                -              -         -           -

EFFECT OF DILUTIVE
SECURITIES
Series D Stock              -      10,031,010                  -          -                        -           -
Stock Options               -         638,163                  -          -              -         -
Series C Stock              -         280,835                  -          -              -         -
                     --------------------------          -----------                 -------------------
DILUTED EPS
Net Income (Loss)     $2,161,769   21,461,901     $.10    $(804,305)   6,187,822     $(.13)   $(861,796)  4,711,974     $(.18)
                     ==================================  ==================================  =================================

8.       STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS

         The following is a summary of the number of options outstanding under each of the Company's employee benefit plans and otherwise:

                                                                                   1997
                                                                                  Omnibus
                                                                                 Plan and
                                                                                 Employee
                                                                       1996        Stock
                                                            1991    Directors'   Purchase    Other
                                                            Plan      Plans        Plan     Options
                                                            ----      -----        ----     -------
           Balance at January 1, 1996                     419,400     24,000          -            -

             Options granted at exercise prices
               ranging from $.75 to $2.09 per share        15,000    150,000          -    1,400,000
             Options forfeited at exercise prices
               ranging from $1.50 to $5.00 per share     (363,800)   (24,000)         -            -
                                                          -------    -------    -------    ---------
           Balance at December 31, 1996                    70,600    150,000          -    1,400,000
                                                          =======    =======    =======    =========

             Options granted at exercise prices
               ranging from $.75 to $1.09 per share       648,600     25,000     28,800            -
             Options forfeited at exercise prices
               ranging from $.75 to $1.69 per share       (70,750)   (25,000)         -            -
                                                          -------    -------    -------    ---------
           Balance at December 31, 1997                   648,450    150,000     28,800    1,400,000
                                                          =======    =======    =======    =========


             Options granted at exercise prices
               ranging from $.91 to $12.50 per share            -    145,000    867,500      850,000
             Options exercised                                  -          -          -      (50,000)
             Options forfeited at exercise prices
               ranging from $1.06 to $5.00 per share      (40,275)   (90,000)         -            -
                                                          -------    -------    -------    ---------
           Balance at December 31, 1998                   608,175    205,000    896,300    2,200,000
                                                          =======    =======    =======    =========
           Options exercisable at December 31,
             1998 (exercisable at prices ranging
             from $.75 to $5.00 per share)                 57,244     60,000    100,000    2,000,000
                                                          =======    =======    =======    =========

         The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the foregoing options, except as discussed below under the heading "Other Options." Had compensation cost for these options been determined using the Black-Scholes option-pricing model, the pro forma impact of following the provisions of SFAS Statement No. 123 on the Company's operations and net income/(loss) per share would be as follows:

                                                   DECEMBER 31, 1998     DECEMBER 31, 1997
Net income (loss) available to
  common shareholders            - as reported         $1,978,703            $(804,305)
                                                       ==========            ==========
                                 - pro forma           $1,908,106            $(970,051)
                                                       ==========            ==========

Net income (loss) per
  common share - Basic           - as reported         $      .19            $    (.13)
                                                       ==========            ==========
                                 - pro forma           $      .18            $    (.16)
                                                       ==========            ==========
Net income (loss) per
 common share - Diluted          -as reported          $      .10           $     (.13)
                                                       ==========           ===========
                                 -pro forma            $      .10           $     (.16)
                                                       ==========           ===========

          As of December 31, 1998, the Company has reserved Common Stock for issuance upon conversion of the Series D Stock and exercise of stock options as follows:


          Series D Stock (*)                                         2,094,768
          1991 Plan                                                    608,175
          1996 Directors' Plan                                         750,000
          1997 Omnibus Plan and Employee Stock Purchase Plan         5,000,000
          Other Options                                              2,200,000
                                                                    ----------
                                                                    10,652,943
                                                                    ==========

              (*) The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999.

              After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into Common Stock equal to the quotient obtained by dividing (x) the aggregate liquidation preference of the Series D Stock being converted by (y) $1.049 (subject to adjustment in certain circumstances) (i.e., approximately 8,723,921 shares of Common Stock in the event of the conversion of all outstanding shares of Series D Stock); provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 2,094,768 shares). The holders of the Series D Stock will be entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that unless the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998. The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Company expects to solicit stockholder approval of the issuance of the Series D Stock during the second quarter of fiscal 1999.

         1991 PLAN

         The 1991 Stock Option Plan (the "1991 Plan") provided for the issuance of stock options exercisable to purchase up to 700,000 shares of Common Stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events) to key employees (including officers who may also be directors) of the Company and its subsidiaries, as selected by the Stock Option Committee of the Board of Directors. The 1991 Plan was replaced by the 1997 Omnibus Incentive Plan pursuant to which there will be no further grants of awards under this plan.

         Stock options granted to employees under the 1991 Plan were either incentive stock options or nonqualified stock options. The purchase price of the shares of Common Stock issuable upon exercise of a stock option was not to be less than the fair market value of the Common Stock on the date of grant, in the case of incentive stock options, or 85% of such value, in the case of nonqualified stock options. The terms of each option and the increments in which it was exercisable was determined by the Stock Option Committee, but the term of a nonqualified stock option generally could not exceed ten years from the date of grant and the term of an incentive stock option could in no event be more than ten years from the date of grant (and otherwise be consistent with the Internal Revenue Code of 1986 (the "Code")). The stock options granted under the 1991 Plan are non-transferable during the life of the option holder except as otherwise provided in the 1991 Plan.

         1996 DIRECTORS' PLAN

         The 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan") also is administered by the Stock Option Committee. Up to an aggregate of 750,000 shares of Common Stock may be issued to non-employee directors pursuant to stock options awarded under the 1996 Directors' Plan. The 1996 Directors' Plan provides for appropriate adjustment of shares of Common Stock available thereunder and of shares of Common Stock subject to outstanding awards in the event of any changes in the outstanding Common Stock by reason of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction. This plan replaced the 1991 Directors' Stock Option Plan for Non-Employee Directors.

         Under the 1996 Director's Plan, nonqualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock are granted to each non-employee director upon his initial appointment to the Board. In addition, each non-employee director has the right, prior to each annual organizational meeting of the Board, to elect to receive nonqualified stock options under the 1996 Directors' Plan exercisable to purchase an aggregate of 5,000 shares of Common Stock in lieu of the annual cash director's fee expected to be earned by such non-employee director for the upcoming fiscal year of the Company. In the event that the Board decides that no annual cash director's fee will be paid in any year, these stock options will, nonetheless, be granted to each non-employee director for his services for such year. The purchase price of the shares of Common Stock subject to such stock options equal the fair market value of such shares on the date of the grant. Stock options awarded under the 1996 Directors's Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. No stock option may be granted under the 1996 Directors' Plan after ten years from the effective date of the Plan. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1996 Directors' Plan.

         In December 1998, the three non-employee directors were granted under the 1996 Directors' Plan additional nonqualified stock options exercisable to purchase an aggregate of 25,000 shares of Common Stock subject to the same terms and provisions as other options granted under the plan as described above.

         1997 OMNIBUS INCENTIVE PLAN

         In November 1997, the 1997 Omnibus Incentive Plan (the "Omnibus Plan") was adopted to replace the 1991 Plan under which there will be no further grants of awards. The Omnibus Plan provides for compensatory equity-based awards (each an "Award") to employees, directors and consultants of the Company and its affiliates.

         There are reserved for issuance pursuant to, or by reason of, stock awards and stock-based awards under the Omnibus Plan an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Omnibus Plan, the Stock Purchase Plan, the 1991 Plan and the 1996 Directors' Plan (collectively, the "Employee Stock Plans")) less the number of shares of Common Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the Employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 5,000,000 shares of Common Stock. Awards may be granted for no consideration and may consist of stock options, stock awards, SARs, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. No participant may receive stock awards or stock-based awards to acquire more than 600,000 shares in any fiscal year. The Stock Option Committee administers the Omnibus Plan and has the full power and authority, subject to the provisions of the Omnibus Plan, to designate participants, grant awards and determine the terms of all awards. Members of the Stock Option Committee are not eligible to receive awards under the Omnibus Plan. The Omnibus Plan will terminate on November 3, 2007, unless earlier terminated by the Board..

         In February 1998, the Company entered into a consulting agreement with Dr. Manmohan A. Patel, a director of the Company since December 1998, for a one-year term commencing February 27, 1998. Such agreement, upon its expiration of its initial one year term, was extended for an additional six month period. Pursuant to such agreement, Dr. Patel will provide such consultation and advice as the Company may reasonable request, including advice in respect of the Company's development of its physician practice management operations. Such agreement shall be terminated upon the earlier to occur of (i) the negotiation and execution of an employment agreement between the Company and Dr. Patel on terms and conditions satisfactory to the parties thereto (the "Employment Agreement"), or (ii) the expiration or termination of such agreement pursuant to the terms thereof. Pursuant to such agreement, and in contemplation of the services to be rendered pursuant to the Employment Agreement, the Company granted Dr. Patel stock options exercisable to purchase an aggregate of 300,000 shares of Common Stock under the terms and conditions of the Omnibus Plan. Such stock options are exercisable at $1.71875 per share, the closing sales price of the Common Stock on The Nasdaq National Market on the date of grant, and vest in increments of 25% (i.e., 75,000 shares) upon the Common Stock attaining, for a period of 20 consecutive trading days, a fair market value (as defined in the Omnibus Plan) of $2.50, $5.00, $7.50 and $10.00, respectively. Notwithstanding the foregoing, such stock options shall become fully vested upon the earlier to occur of (x) the fifth anniversary of the grant date of the stock options and (y) a "Change in Control" as defined in the Omnibus Plan; provided however, that in no event shall any shares be purchasable under such stock options unless and until Dr. Patel has become a full-time employee of the Company. Dr. Patel is also a stockholder of PMA and an executive officer of JIHP.

         1997 STOCK PURCHASE PLAN

         In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is administered by the Stock Option Committee. It is the Company's intention that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Code.

         The Stock Purchase Plan authorizes the Stock Option Committee to grant options to purchase shares of Common Stock to eligible employees pursuant to one or more offerings to be made under the Stock Purchase Plan. Subject to certain prescribed restrictions, the Stock Option Committee has the discretion to determine when offerings will be made under the Stock Purchase Plan, the number of shares of Common Stock to be made available in any such offering, the length of the period pursuant to which employees can elect to participate in any offering and the period pursuant to which installment payments of the option price must be paid.

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

         Options granted under the Stock Purchase Plan will be subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend or other similar event affecting the Common Stock. Options will not be transferable, other than by will or the laws of descent and the distribution, or, if permitted pursuant to the Codes and the regulations thereunder, without affecting the options or the Stock Purchase Plan's qualifications under Section 423 of the Code, pursuant to qualified domestic relations order.

         The Stock Purchase Plan will terminate November 3, 2007, and an option shall not be granted under the Stock Purchase Plan after such date.

         OTHER OPTIONS

         In consideration for the execution by Biltmore Securities Inc. ("Biltmore") of a consulting agreement with the Company, the Company granted Biltmore, as of January 30, 1996, stock options exercisable to purchase an aggregate of 750,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $685,800 amortized over the initial one year term of the consulting agreement. In addition, during fiscal 1998, upon consummation of the Beran Acquisition, certain transferees of Biltmore were issued 750,000 shares of Common Stock.

         As of January 30, 1996, the Company granted stock options to each of two former directors of the Company immediately exercisable to purchase 50,000 shares of Common Stock over a five year period at a cash exercise price of $0.75 per share. These options were granted in consideration of certain past services to the Company including services rendered to the Company in connection with the refinancing of certain leases. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996. In February 1998 one of the two directors exercised his options.

         As of February 1, 1996, the Company amended its employment agreement with the CEO. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, upon execution of such amendment, options that the CEO held as of such date exercisable to purchase an aggregate of 270,000 shares of Common Stock under the 1991 Plan were terminated, and the Company granted the CEO stock options exercisable until February 1, 2001 to purchase an aggregate of 500,000 shares of Common Stock at a cash exercise price of $0.75 per share. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $562,506 which was amortized over the 21 months ending October 31, 1997. Furthermore, as incentive compensation the CEO received a restricted stock grant of 250,000 shares of Common Stock. The restrictions related to this restricted stock grant lapsed upon consummation of the Beran Acquisition. In connection with the issuance of this restricted stock grant, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the twelve-month initial contingency period ended January 30, 1997.

         As consideration for the execution of a one-year consulting agreement, as of October 15, 1996, the Company granted to a consultant stock options exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five-year period at a cash exercise price of $1.0625 per share. These options vested quarterly in equal installments over the one-year term of the consulting agreement term. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $35,628 which was amortized over the one year term of the consulting agreement. (See Note 10).

         As of April 13, 1998, the Company granted to an officer of a subsidiary, subject to stockholder ratification and approval (which was obtained in December 1998), stock options, not issued under the Omnibus Plan but nonetheless subject to the terms and conditions of the Omnibus Plan, exercisable to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $7.50 per share (with respect to 50,000 of the shares subject to the options), $10.00 per share (with respect to 50,000 of the shares subject to the options), and $12.50 per share (with respect to 50,000 of the shares subject to the options). These options were granted in connection with such officers's execution of an employment agreement with the subsidiary and vest upon the earlier of
         (i) the third anniversary of the grant date, (ii) attainment of certain performance objectives and (iii) a "Change in Control" of the subsidiary (as defined in the option).

         In October 1998, upon execution of a consulting agreement with DFS (the "DFS Consulting Agreement"), the Company granted DFS stock options immediately exercisable for a five-year period (subject to certain prescribed restrictions) to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.90625 per share (with respect to 50,000 of the shares subject to the options), $1.03125 per share (with respect to 400,000 of the shares subject to the options), $1.28125 per share (with respect to 20,000 of the shares subject to the options), $1.25 per share (with respect to 10,000 of the shares subject to the options) and $1.46875 (with respect to 20,000 shares subject to the options). In connection with the issuance of the 50,000 and 400,000 options, the Company will expense in the aggregate $320,111 over the term of the DFS Loan (See Note 4) and in the case of the 20,000, 10,000 and 20,000 options, the Company recorded a non-cash compensation charge of $47,197 in October 1998.

         During fiscal 1998, a director was granted stock options immediately exercisable for a ten-year period to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $1.00 per share. These options were granted in consideration for his agreement, in his individual capacity and not as a director, to sell the Company's Brooklyn facility (See Note 10). In addition, during fiscal 1998 a consultant to the Company was granted stock options exercisable for a five-year period to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.96875 per share. These options vest quarterly, in equal installments over a one year period commencing August 15, 1998. In connection with the issuance of these options to such director and consultant, the Company recorded a non-cash compensation charge of $88,420 and $34,961 respectively. These amounts were amortized into expense in December 1998 and July 1998, respectively.

9.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) defined contribution profit sharing plan covering substantially all employees. Matching contributions by the Company are discretionary. During the years ended December 31, 1998 and 1997, matching contributions were made by the Company in the amount of $16,994 and $17,163, respectively. During the year ended

         December 31, 1996, no matching contributions were made by the Company.

10.      RELATED PARTY AND CERTAIN OTHER TRANSACTIONS

         DUE FROM OFFICER - At December 31, 1998 and 1997, Elliott H. Vernon (the CEO) owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

         BROOKLYN, NEW YORK MRI FACILITY - Prior to September 1998, the Company leased its Brooklyn, New York fixed-site MRI facility (the "Brooklyn Facility") from DMR Associates, L.P. ("DMR"). The Company leases the MRI equipment at such facility from DFS. DMR is owned by MR General Associates, as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates is in turn owned by the CEO and another director of the Company. For fiscal 1997 and the nine months ended September 30, 1998, the Company paid DMR an aggregate of approximately $407,000 and $208,000, respectively, in lease payments for the Brooklyn Facility. The Company's lease payments to DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, taxes and other related costs. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DMR Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to the Brooklyn Facility. This loan bore interest at 12% per annum and was repayable over 34 months commencing February 15, 1997. The outstanding balance of this loan was approximately $145,000 at September 16, 1998. In September 1998, DMR sold its interest in the Brooklyn Facility to an affiliate of DFS, which in turn, has entered into a lease arrangement (the "DVI Lease") with the Company in respect of this facility. A portion of the proceeds from such sale were used to repay the outstanding balance of the DMR Loan. In consideration for the director's agreement to such sale (as well as in appreciation of his participation in the original lease transaction), the Company granted the director (subject to stockholder ratification and approval) a ten year stock option to purchase 150,000 shares of Common Stock at an exercise price per share equal to $1.00 (the closing sales price of the Common Stock on The Nasdaq National Market on December 22, 1998, the date of stockholder ratification and approval of such stock option grant), which option is 100% exercisable. In addition, the Company has agreed that, to the extent the Company exercises its purchase option under the DVI Lease and sells such facility to an unrelated third party (other than in connection with a merger, consolidation, sale of substantially all of the assets of the Company or similar transaction), the director will be entitled to receive an amount equal to 60% of any "profits" realized by the Company upon such sale (i.e., the net proceeds received by the Company upon such sale less the Company's depreciated basis in the property.

         DVI FINANCIAL SERVICES, INC.- The Company has numerous financing arrangements with DFS and its affiliates relating to equipment financing, as well as the DVI Lease, the DFS Bridge Loan provided in connection with the Beran Acquisition in October 1998 and the Company's $3.0 million secured revolving line of credit provided by another affiliate of DFS. DFS was a significant stockholder of the Company from its inception until April 1996 and is a leading provider of medical equipment financing. In addition, the Company entered into the DFS Consulting Agreement in October 1998 in connection with the DFS Bridge Loan, and in December 1997 the Company agreed to guarantee a $1,000,000 loan from DFS to JIHP (See Note 2).

         During fiscal 1998 Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director since October 1997 and the supervising radiologist at three of the Company's MRI facilities, was the majority shareholder and officer of three of the Company's Medical Licensees: M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM"), Monmouth Diagnostic Imaging, P.A. ("MDI") and Kings Medical Diagnostic Imaging, P.C. ("KMDI"). For fiscal 1998, MRILM, MDI and KMDI paid the Company approximately $753,290, $3,869,117 and $1,306,254, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by MRILM, MDI and KMDI accounted for approximately 6%, 27% and 6%, respectively, of the Company's total revenues in fiscal 1998. For fiscal 1998, MRILM, MDI and KMDI paid Dr. Braff approximately $53,865, $442,026 and $119,150, respectively, in fees for professional services rendered by him on their behalf. Such entities have continued to be Medical Licensees of the Company's in fiscal 1999. Prior to October 1997, Dr. Braff was also a majority shareholder and officer of another of the Company's Medical Licensees, Edgewater Diagnostic Imaging, P.A., which paid the Company approximately $1.4 million in fees during fiscal 1997 and generated revenue to the Company in fiscal 1997 representing 18% of the Company's total revenues for such fiscal year. (See Notes 2 and 11).

         In May 1997, the Company entered into a consulting agreement with Munr Kazmir, M.D., a director of the Company from November 1997 until October 1998, for a one year term commencing June 1, 1997. In January 1998, such agreement was terminated and a new consulting agreement for a one year term commenced effective as of January 1, 1998. Pursuant to such agreement, Dr. Kazmir agreed to provide such consultation and advise as the Company may reasonably request, including advice in respect to new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Kazmir also provided assistance to the Company in the expansion of its business into physician practice management. Dr. Kazmir was entitled to an annual consulting fee of $72,000 under such consulting agreement. The consulting agreement was terminated in October 1998. During fiscal 1997 and 1998, Dr. Kazmir was paid an aggregate of $35,000 and $54,000 in consulting fees under the consulting agreement.

         In October 1996, the Company entered into a consulting agreement with Dr. Ulises C. Sabato, a significant stockholder of the Company, for a one year term which commenced on October 15, 1996. Pursuant to such agreement, Dr. Sabato agreed to provide such consultation and advice as the Company may reasonable request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources. Dr. Sabato also provided assistance to the Company in the expansion of its business into physician practice management. Pursuant to such agreement Dr. Sabato was entitled to an annual consulting fee of $48,000. In addition, upon execution of such agreement, the Company granted Dr. Sabato stock options exercisable to purchase an aggregate of 50,000 shares of Common Stock over a five year period at an exercise price of $1.0625 per share. The options vested quarterly in equal installments over the term of the one-year consulting agreement. (See Note 8). In December 1997, the term of the consulting agreement was extended until October 16, 1998, at which time it expired. During fiscal 1997 and 1998, Dr. Sabato was paid an aggregate of $44,000 and $48,000 in consulting fees under the consulting agreement. Dr. Sabato also was a limited partner in Edgewater Imaging Associates, L.P., which leased real estate and equipment to the Company in respect of its fixed-site MRI facility in Edgewater, New Jersey. Edgewater Imaging Associates, L.P. was dissolved as of January 1, 1998.

11.      CONCENTRATION OF REVENUES

         For the years ended December 31, 1998, 1997 and 1996, the Company had five Medical Licensees (Monmouth Diagnostic Imaging, P.A.; Edgewater Diagnostic Imaging, P.A.; Wayne MRI, P.A.; Rittenhouse Square Imaging Associates, LP; and Kings Medical Diagnostic Imaging, P.C.) which accounted for approximately 27%, 14%, 14%, 9% and 6% of total revenues, respectively; 30%, 18%, 17%, 15% and 12% of total revenues, respectively; and 30%, 19%, 21%, 12% and 18% of total revenues, respectively. To the extent the Company were to lose any of its existing Medical Licensees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Licensee.

12.      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a number of lawsuits. The Company believes the claims are without merit and will be defended vigorously. At December 31, 1998, the Company believes that the resolution of these matters will not have a material impact on the Company's financial condition or results of operations.

13.      SELECTED QUARTERLY DATA (UNAUDITED)

         The following table sets forth selected quarterly financial information for the years ended December 31, 1998 and 1997:

                                      NET EARNINGS (LOSS)

            QUARTER          NET                         BASIC        DILUTED
             ENDED        REVENUES          AMOUNT     PER SHARE     PER SHARE
             -----        --------          ------     ---------     ---------
            3-31-98     $ 3,198,641      $  305,840      $ .03        $ .03
            6-30-98       3,304,013         509,292        .05          .04
            9-30-98       3,257,547         392,430        .04          .04
            12-31-98      6,690,856         771,141        .07        $ .04
                        -----------      ----------      -----        -----
                        $16,451,057      $1,978,703      $ .19        $ .10
                        ===========      ==========      =====        =====

            3-31-97     $ 2,680,450      $    2,812      $ .00        $ .00
            6-30-97       2,425,181         (51,154)      (.01)        (.01)
            9-30-97       2,566,669        (287,993)      (.04)        (.04)
            12-31-97      2,575,640        (467,970)      (.06)        (.06)
                        -----------      ----------      -----        -----
                        $10,247,940      $ (804,305)     $(.13)       $(.13)
                        ===========      ==========      =====        =====

                                                                     SCHEDULE II

HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

          COLUMN A                    COLUMN B      COLUMN C      COLUMN D      COLUMN E

                                                    Additions
                                     Balance at    Charged to                   Balance at
                                     January 1,     Costs and                  December 31,
          Description                   1998        Expenses     Deductions      1998 (C)
          -----------                   ----        --------     ----------      --------
Allowance for doubtful accounts
receivable -                         $  421,400    $ 148,269     $ 67,042(A)    $502,627
                                     ==========    =========     ========       ========
                                                    Additions
                                     Balance at    Charged to                   Balance at
                                     January 1,     Costs and                  December 31,
          Description                   1997        Expenses     Deductions      1997 (C)
          -----------                   ----        --------     ----------      --------
Allowance for doubtful accounts
receivable -                         $  471,150    $       -     $ 49,750(A)    $421,400
                                     ==========    =========     ========       ========
                                                    Additions
                                     Balance at    Charged to                   Balance at
                                     January 1,     Costs and                  December 31,
          Description                   1996        Expenses     Deductions      1996(C)
          -----------                   ----        --------     ----------      -------
Allowance for doubtful accounts
receivable -                         $1,082,000    $       -     $610,850(B)    $471,150
                                     ==========    =========     ========       ========

Notes:
------
(A) Represents recoveries of accounts receivable of $67,042 and $49,750 for December 31, 1998 and 1997, respectively.

(B) Represents recoveries and write-offs of accounts receivable of $392,286 and $218,564, respectively for December 31, 1996.

(C) The above noted amounts are included in the allowance for doubtful accounts receivable as disclosed on the consolidated balance sheets. Such allowance for doubtful accounts receivable disclosed on the consolidated balance sheets also represents the Medical Licensee's allowance of approximately $5,677,833 and $4,555,584 in 1998 and 1997, respectively.