Form 10-Q
period 1999-03-31
HEALTHCARE IMAGING SERVICES INC
filed 1999-05-17
CIK 878230

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1999

                                              OR

[   ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________   to _____________

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

        Class                                Outstanding at May 17, 1999
Common Stock, $.01 par value                      11,356,974 shares

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES

                                             INDEX

PART I.        FINANCIAL INFORMATION:                             PAGE
-------        ----------------------                             ----

Item 1.        Financial Statements:

    Consolidated Balance Sheet -
        March 31, 1999 and December 31, 1998                         3

    Consolidated Statements of Income -
        Three months ended March 31, 1999 and 1998                   4

    Consolidated Statement of Changes in Stockholders
        Equity - For the three months ended March 31, 1999           5

    Consolidated Statements of Cash Flows -
        Three months ended March 31, 1999 and 1998                   6

    Notes to Consolidated Financial Statements                       7

Item 2.        Management's Discussion and Analysis of              10
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About       15
               Market Risk

PART II.       OTHER INFORMATION
--------       -----------------

Item 5.        Other Information                                    16

Item 6.        Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                          17
----------

                       HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


                                                                  March 31,      December 31,
Assets                                                              1999              1998
------                                                             ------            -----
                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents                                         $1,391,047       $1,506,123
   Accounts receivable - net                                         11,162,792        9,869,696
   Accounts receivable acquired in the Beran Acquisition              3,532,343        4,653,831
   Loan receivable                                                    2,599,726        2,550,000
   Prepaid expenses and other                                           336,389          228,758
                                                                        -------      -----------
               Total current assets                                  19,022,297       18,808,408
                                                                     ----------       ----------
Property, Plant and Equipment - Net                                   9,079,602        9,578,807
                                                                      ---------        ---------
Deferred Tax Asset - Net                                                381,025           48,325
                                                                        -------           ------
Other Assets:
   Due from officer                                                     264,125          264,125
   Deferred transaction and financing costs                           1,161,594        1,215,364
   Other                                                                250,862          180,786
   Goodwill - net                                                    12,757,740       12,858,838
                                                                     ----------       ----------
               Total other assets                                    14,434,321       14,519,113
                                                                     ----------       ----------
Total Assets                                                        $42,917,245      $42,954,653
                                                                    ===========      ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Borrowings under revolving line of credit                         $2,798,767      $ 2,838,275
   Accounts payable and accrued expenses                              2,268,285        2,122,916
   Current portion of capital lease obligations                       1,283,635        1,505,510
   Bridge financing                                                  13,982,184       14,000,000
   Reserve for subleased equipment                                       86,522          294,790
   Income taxes payable                                                  67,528          106,582
                                                                  -------------     ------------
               Total current liabilities                             20,486,921       20,868,073
                                                                     ----------       ----------
Noncurrent Liabilities:
   Capital lease obligations                                          3,250,959        3,440,890
                                                                      ---------        ---------
Minority Interests                                                      984,324          896,404
                                                                        -------    -------------
Commitments and Contingencies

Stockholders' Equity:
     Cumulative accelerating redeemable preferred stock,
     871.743 shares outstanding at March 31, 1999 and
     December 31, 1998 respectively ($10,500 per share
     liquidation preference)                                                 87               87
     Common stock, $.01 par value: 50,000,000 shares
     authorized, 11,356,974 outstanding at March 31, 1999
     and December 31, 1998, respectively                                113,570          113,570
     Additional paid-in capital                                      23,050,076       23,050,076
     Accumulated  deficit                                            (4,968,692)      (5,414,447)
                                                                     ----------       ----------
               Total stockholders' equity                            18,195,041       17,749,286
                                                                     ----------      -----------
Total Liabilities and Stockholders' Equity                          $42,917,245      $42,954,653
                                                                    ===========      ===========



                  See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                      Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                    1999             1998
                                                    ----             ----
Revenues                                            $6,022,502      $3,198,641
                                                    ----------      ----------
OPERATING EXPENSES:
   Salaries                                          1,741,835         771,386
   Other operating expenses                          1,741,477       1,009,956
   Provision for bad debts                             138,992               -
   Consulting and marketing fees                       117,996         250,449
   Professional fees                                   176,738          95,424
   Depreciation and amortization                       802,409         424,871
   Interest                                            846,365         194,599
                                                       -------         -------
                                                     5,565,812       2,746,685
Income Before Minority Interests in Joint Ventures
and Income Taxes                                       456,690         451,956

Minority Interests in Joint Ventures                   (82,920)       (136,130)
                                                       --------     -----------
Income Before Income Taxes                             373,770         315,826

Income Tax (Benefit) Provision                        (300,818)          9,986
                                                     ----------     ----------
Net Income                                             674,588         305,840

Preferred Dividends                                    228,833               -
                                                       -------      ----------
Net Income Available to Common Shareholders           $445,755       $ 305,840
                                                      ========       =========




Net Income per Common Share - Basic              $       .04        $     .03
                                                 ===========        ==========
Weighted Average Common Shares
   Outstanding - Basic                            11,356,974        9,762,235
                                                  ==========        ==========
Net Income per Common Share- Diluted             $       .03        $     .03
                                                 ===========        ==========
Weighted Average Common Shares
    Outstanding - Diluted                         20,618,408       11,397,184
                                                  ==========       ==========



                 See accompanying notes to consolidated financial statements.

               HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)





                                                                                    Accumulated
                                                                       Additional    (Deficit)     Total
                               Preferred Stock       Common Stock        Paid-in     Retained    Stockholders'
                                Shares    Amount   Shares     Amount     Capital     Earnings      Equity
                                ------    ------   ------     ------     -------     --------      ------

BALANCE, JANUARY 1, 1999            872      $87  11,356,974  $113,570 $23,050,076 $(5,414,447) $17,749,286

Net income                                                                             674,588      674,588

Preferred dividends                                                                   (228,833)    (228,833)
                                    ---      ---  ----------  -------- ----------    --------      --------

BALANCE, MARCH 31, 1999             872      $87  11,356,974  $113,570 $23,050,076 $(4,968,692) $18,195,041
                              ========= ======== =========== ========= ===========  ==========  ============









                 See accompanying notes to consolidated financial statements.

                HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              March 31,
                                                            (Unaudited)
                                                         1999                 1998
                                                         ----                 ----
Cash Flows From Operating Activities:
  Net income available to common shareholders            $445,755         $305,840
  Adjustments to reconcile net income available
  to common  shareholders to net cash provided by
  operating activities:
     Depreciation and amortization                         802,409         424,871
     Minority interests in joint ventures                   82,920         136,130
     Allowance for doubtful accounts                       190,000         182,000
Changes in Assets and Liabilities:
          Accounts receivable                            (361,608)       (739,050)
          Prepaid expenses and other                     (107,631)        (37,032)
          Deferred taxes                                 (332,700)               -
          Goodwill                                        (44,699)               -
          Other                                           (70,076)          57,582
          Accounts payable and accrued expenses            145,369         376,898
          Income taxes payable                            (39,054)           8,750
          Deferred transaction and financing costs          53,770       (178,343)
                                                            ------      ----------
               Net cash provided by operating activities   764,455        537,646
                                                           -------      ---------

Cash Flows from Investing Activities:
  Loan receivable                                         (49,726)              -
  Purchases of property, plant and equipment             (157,407)         (1,962)
                                                         ---------      ----------
  Net cash used in investing activities                  (207,133)         (1,962)
                                                         ---------      ----------

Cash Flows from Financing Activities:
  (Payments) borrowings against the revolving line of
  credit                                                 (39,508)         241,359
  Capital contribution by minority investors               5,000               -
  Distributions to limited partners of joint ventures          -          (42,789)
  Payments on capital lease obligations                 (411,806)        (396,375)
  Payments on bridge financing                           (17,816)              -
  Payments on reserve for subleased equipment           (208,268)         (21,780)
                                                         ---------      ----------
          Net cash used in financing activities         (672,398)        (219,585)
                                                         ---------      ----------

  (Decrease) increase in cash and cash equivalents       (115,076)        316,099
  Cash and cash equivalents at beginning of period      1,506,123          70,626
                                                         ---------     ----------
  Cash and cash equivalents at end of period            $1,391,047     $  386,725
                                                        ----------     ----------

Supplemental Cash Flow Information:
  Interest paid during the period                        $ 644,524     $  196,893
                                                         ---------     ----------
  Income taxes paid during the period                  $   70,936      $    1,236
                                                       -----------     ----------

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  Capital leases principally for medical equipment     $         -     $  774,226
                                                       ===========     ==========




                See accompanying notes to consolidated financial statements.

                      HEALTHCARE IMAGING SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                               Three Months Ended March 31, 1999

Note 1. - Basis of Presentation

               The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the related statements of income and cash flows for the periods ended March 31, 1999 and 1998. There is no substantial income tax provision for the period ended March 31, 1998 due to the availability of net operating loss carryforwards. For the period ended March 31, 1999 an income tax benefit has been recorded based on the estimated effective income tax benefit rate for the full year. The income tax benefit results from management's judgement that a valuation allowance against deferred tax assets, which amounted to $2,428,888 at December 31, 1998, will no longer be required at December 31, 1999 since the realization of the deferred tax assets is considered more likely than not as a result of the Company's achieving profitable operations.

               The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission.

Note 2. - Earnings Per Share

               Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three months ended March 31, 1999 and 1998, as applicable. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three months ended March 31, 1999 and 1998, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

               The  following  is  a   reconciliation   of  the  numerators  and
denominators of the basic and diluted earnings per share computations:




                                             For the Three Months Ended March 31,
                                        1999                                     1998
                        ------------------------------------    --------------------------------------
                                                     Per-
                           Income        Share       Share         Income       Shares      Per-Share
                        (Numerator) (Denominator)    Amount      (Numerator)  (Denominator)   Amount
                        ----------- ------------     ------      -----------  -------------    ------
Basic EPS
Net Income Available to
Common Shareholders         $445,755    11,356,974      $.04       $ 305,840     9,762,235      $.03
Add:
Preferred Dividends          228,833             -                         -             -

Effect of Dilutive
Securities
Stock Options                      -       537,513                         -       803,544
Series C Stock                     -             -                         -       831,405
Series D Stock                     -     8,723,921                         -             -
                        -------------- -----------              ------------ -------------
Diluted EPS
Net Income                  $674,588    20,618,408      $.03       $ 305,840    11,397,184      $.03
                        ============== ===========  =========    ============ ============= ===========


Note 3. - Beran Acquisition
---------------------------

               On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i.) a fixed-site MRI facility in Voorhees, New Jersey, (ii.) a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii.) a multi-modality diagnostic imaging facility in Bloomfield, New Jersey, and (iv.) a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (i.) the assumption of certain obligations and liabilities of the Beran Entities, (ii.) cash in the amount of $11.5 million and (iii.) the issuance of 871.743 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,153,301.50 (i.e., $10,500 per share liquidation preference). The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. The Company used the proceeds of a short-term $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Bridge Loan"). The DFS Bridge Loan bears interest at 12% per annum with no payment due in month one (i.e., November
1998),  interest  only  payments of $140,000 in each of months two through  four
(i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999), with a balloon payment of $13,951,804 due in month seven (i.e., May 1999). In addition, options to purchase 400,000 shares of common stock, par value $.01 per share, of the Company at an exercise price of $1.03125 per share were issued to DFS for providing the DFS Bridge Loan. The Beran Acquisition is being accounted for as a purchase. The Company has been notified by DFS that it is prepared to extend the term of the DFS Bridge Loan until January 1, 2000 subject to the negotiation of terms and conditions acceptable to DFS.

Note 4. - Deferred Transaction and Financing Costs
--------------------------------------------------

               Deferred transaction and financing costs relate to expenses incurred in connection with the financing of the Beran Acquisition and in connection with the Company's proposed acquisition of a management services organization ("MSO"). Deferred financing costs are being expensed over the applicable agreement term. In the event such proposed acquisition of an MSO is not consummated, the related deferred transaction costs will be expensed.

Note 5. - Segment Information
-----------------------------

               The Company currently operates in two industry segments--diagnostic imaging and physician practice management. The diagnostic imaging segment involves primarily operating fixed-site diagnostic imaging facilities. The physician practice management segment, which commenced operations during the second quarter of fiscal 1998, consists of providing management services to independent physician practices.

               The following table shows net revenues and operating income by industry segment for the three months ended March 31, 1999. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

             Net revenues:
                  Diagnostic imaging                          $5,754,659
                  Physician practice management                  267,843
                                                              ----------
                  Total                                       $6,022,502
                                                              ==========

             Operating income:
                  Diagnostic imaging                            $326,206
                  Physician practice management                  130,484
                                                                 -------
                  Total                                         $456,690
                                                                ========

Note 6. - Subsequent Event
--------------------------

                  Prior to May 1, 1999, the Company's MRI facility located in Philadelphia, Pennsylvania was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% partnership interests for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price will be recorded by the Company as goodwill and amortized over a period of ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner including the integration of acquisitions, risks associated with the Company's need to refinance certain near-term debt maturities, risks regarding currently unforeseen competitive pressures affecting participants in the health care market and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and technological changes. In addition, the Company's business, operations and financial conditions are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

For the Three Months Ended March 31, 1999 vs. March 31, 1998
------------------------------------------------------------

             For the three months ended March 31, 1999, revenues were $6,022,502 as compared to $3,198,641 for the three months ended March 31, 1998, an increase of approximately $2,824,000 or 88%. This increase was primarily due to (i) revenues associated with the operation of five New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (approximately $2,615,000) and (ii) revenues associated with the Company's physician practice management operations (approximately $268,000), all of which were partially offset by the closure of the Company's fixed-site MRI facility in Secaucus, New Jersey (the "Secaucus Facility") in May 1998 (approximately $238,000).

             For the three months ended March 31, 1999, operating expenses were $5,565,812 as compared to $2,746,685 for the three months ended March 31, 1998, an increase of approximately $2,819,000 or 103%. This increase was primarily due to (i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $2,190,000), (ii) increased expenses associated with facilities that were operated by the Company for both of the quarters ended March 31, 1999 and 1998 (approximately $533,000) primarily due to increased salary expenses relating to new personnel and increased depreciation and amortization relating to new equipment, (iii) increased interest expense (approximately $240,000) relating to deferred financing costs incurred in connection with the Beran Acquisition which are being expensed over the applicable agreement term and to higher borrowings outstanding on the Company's revolving line of credit and (iv) expenses relating to the Company's physician practice management operations (approximately $137,000), all of which were partially offset by decreased consulting and marketing fees (approximately $167,000) and the closure of the Secaucus Facility in May 1998 (approximately $163,000).

             The  operating  results for the Company  continue to be  negatively impacted by the Company's fixed-site MRI facility located in Brooklyn, New York (the "Brooklyn Facility"). The Brooklyn Facility continues to operate at a loss, even after the September 1998 restructuring of the lease arrangement with respect to this facility which reduced the monthly lease payments by approximately $13,500 per month. Although the Company is in the process of implementing certain revenue enhancement measures, including excess capacity arrangements, there can be no assurance that the procedures generated at the Brooklyn Facility will be sufficient to better support the operations of the Brooklyn Facility.

             In  furtherance  of the  Company's  previously  announced  expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is assessing affiliations with several primary care and multi-specialty physician practices including Pavonia Medical Associates, P.A. ("PMA"), as well as the faculty practices of certain hospitals. Although the Company has entered into various letters of intent, the Company has not entered into any definitive acquisition agreements (other than a merger agreement with PMA in January 1999, which is subject to the approval of PMA's physician stockholders) or administrative service agreements with respect to its physician practice management operations. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during the past year, the availability of financing for these ventures has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions.

Liquidity and Capital Resources of the Company
----------------------------------------------

             As of March 31, 1999, the Company had a cash balance of $1,391,047, current assets of $19,022,297 and a working capital deficit of $1,464,624. The working capital deficiency is a result of a short-term $14.0 million bridge loan (the "DFS Bridge Loan") from DVI Financial Services Inc. ("DFS"). The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition and bears interest at 12% per annum with no payment due in month one (i.e., November
1998),  interest  only  payments of $140,000 in each of months two through  four
(i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999). The Company has been notified by DFS that it is prepared to extend the term of the DFS Bridge Loan until January 1, 2000 subject to the negotiation of terms and conditions acceptable to DFS. The DFS Bridge Loan is expected to be repaid from a longer-term financing to be obtained in connection with the proposed acquisition of Jersey Integrated HealthPractice, Inc., which provides management services to PMA ("JIHP"). In the event the acquisition of JIHP is not consummated on or prior to January 1, 2000, management believes (based on discussions to date with several financing sources) that the DFS Bridge Loan can be refinanced on a longer term basis.

             Cash flows provided by operating activities were $764,455 for the quarter ended March 31, 1999, which consisted primarily of (i) net income of $445,755, (ii) depreciation and amortization of $802,409 primarily related to equipment acquired in the Beran Acquisition in October 1998 and certain new equipment installed in the Company's existing facilities, (iii) an increase in the allowance for doubtful accounts receivable of $190,000 primarily related to the aging of accounts receivables at certain of the Company's facilities and
(iv) minority interests in joint ventures of $82,920. Other significant components of cash flows provided by operating activities include (x) an increase in accounts receivable, net of $1,293,096, (y) an increase in prepaid expenses and other of $107,631 and (z) an increase in deferred tax asset of $332,700, all of which were partially offset by a decrease in the accounts receivable acquired in the Beran Acquisition of $1,121,488 and an increase in accounts payable and accrued expenses of $145,369.

             Cash flows used in investing activities were $207,133, which related to interest income of $49,726 associated with a $2.5 million loan to the Beran Entities and purchases of property, plant and equipment of $157,407. The loan to the Beran Entities bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999.

             Cash flows used in financing activities were $672,398, which consisted primarily of payments on capital lease obligations of $411,806, payments on obligations related to subleased equipment of $208,268 and payments on the Company's $3.0 million revolving line of credit of $39,508.

             In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP (the "JIHP Loan"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At March 31, 1999, approximately $755,000 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

             Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2.0 million, which amount increased to $3.0 million in October 1998 in connection with the Beran Acquisition, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and were repayable on May 1, 1999. The Company has been notified by DFS that it is prepared to extend the term of the revolving line of credit until January 1, 2000 subject to the negotiation of terms and conditions acceptable to DFS. This revolving line of credit is expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this transaction is not consummated on or prior to January 1, 2000, management believes

(based on discussions to date with several financing sources) that the revolving line of credit can be refinanced on a longer-term basis or the repayment due date can be further extended. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At March 31, 1999 and December 31, 1998, respectively, the Company had $2,798,767 and $2,838,275, respectively, of borrowings under this credit facility.

             Prior to May 1, 1999, the Company's MRI facility located in Philadelphia, Pennsylvania was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% partnership interests for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price will be recorded by the Company as goodwill and amortized over a period of ten years.

             The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing. Both the DFS Bridge Loan and the revolving line of credit had maturity dates of May 1, 1999. The Company has been notified by DFS that it is prepared to extend the term of the DFS Bridge Loan and the revolving line of credit until January 1, 2000 subject to the negotiation of terms and conditions acceptable to DFS. These loans are expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this acquisition is not consummated on or prior to January 1, 2000, management believes (based on discussions to date with several financing sources) that the DFS Bridge Loan and the revolving line of credit can be refinanced on a longer-term basis (and in the case of the revolving line of credit, such repayment due date could be further extended).

Effect of Year 2000 Issue
-------------------------

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

             The Company is currently assessing the impact of the Year 2000 issue on its computer systems and technology, including (i) information technology such as software and hardware relating to its medical billing systems, accounting/finance systems, payroll systems, desktop applications and servers, and (ii) non-information systems or embedded technology such as micro controllers contained in various medical equipment, safety systems, facilities and utilities (including telephones, facsimile machines, time clocks and postage meters). The Company is evaluating its state of readiness through surveys of its sites as well as through discussions with its significant vendors to determine the readiness of those vendors whose failure to correct year 2000 issues would materially impact the Company. The Company has completed its site assessments and hopes to complete its assessment of the state of readiness of its significant vendors by the end of the third quarter of fiscal 1999.

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

             In connection with the Company's strategic expansion into providing physician practice management services, the Company has identified a state of the art information system that is represented by the service provider to be Year 2000 compliant which the Company intends to obtain and utilize in a wide area network setting upon consummation of its acquisition of JIHP. The Company intends to obtain financing for the new system in the form of an operating lease. The costs relating to the integration of such new system are expected to be funded with the proceeds of the financing to be obtained in connection with the acquisition of JIHP.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

                  Not Applicable.

                                  PART II - OTHER INFORMATION
                                  ---------------------------

             Items 1 through 4 have been omitted because the related information is either inapplicable or has been previously reported.

Item 5.  Other Information
         -----------------

             Not Applicable.

Item 6.  Exhibits and Reports on Form  8-K
         ---------------------------------

        (a)    Exhibit 27 - Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTHCARE IMAGING SERVICES, INC.
                                            (Registrant)



Date:  May 17, 1999                         /s/ Elliott H. Vernon
                                            -----------------------
                                            Elliott H. Vernon
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)




Date:  May 17, 1999                         /s/ Scott P. McGrory
                                            -----------------------
                                            Scott P. McGrory
                                            Vice President - Controller
                                            (Principal Financial and
                                            Accounting Officer)