Form 10-Q
period 1999-06-30
HEALTHCARE INTEGRATED SERVICES INC
filed 1999-08-17
CIK 878230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------    ------------

                        Commission file number 000-19636

                      HEALTHCARE INTEGRATED SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          22-3119929
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1040 Broad Street, Shrewsbury, New Jersey                     07702
(Address of principal executive offices)                    (Zip Code)

                                 (732) 544-8200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at August 13, 1999
         -----                                 ------------------------------
Common Stock, $.01 par value                          11,356,974 shares

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION: PAGE

Item 1. Financial Statements:

     Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998                                    3

     Consolidated Statements of Income -
      Three and six months ended June 30, 1999 and 1998                      4

     Consolidated Statement of Changes in Stockholders
      Equity - For the six months ended June 30, 1999                        5

     Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998                                6

     Notes to Consolidated Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     11

Item 3.  Quantitative and Qualitative Disclosure About                      16
          Market Risk

PART II. OTHER INFORMATION

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                  18

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,      DECEMBER 31,
Assets                                                                          1999             1998
------                                                                         ------            -----
                                                                             (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                 $  1,045,119    $  1,506,123
   Accounts receivable - net                                                   11,670,922       9,869,696
   Accounts receivable acquired in the Beran Acquisition                        2,647,696       4,653,831
   Loan receivable                                                              2,649,589       2,550,000
   Prepaid expenses and other                                                     371,896         228,758
                                                                             ------------    ------------
                  Total current assets                                         18,385,222      18,808,408
                                                                             ------------    ------------
Property, Plant and Equipment - Net                                             8,678,225       9,578,807
                                                                             ------------    ------------
Deferred Tax Asset - Net                                                          911,025          48,325
                                                                             ------------    ------------
Other Assets:
   Due from officer                                                               264,125         264,125
   Deferred transaction and financing costs                                       979,449       1,122,175
   Other                                                                          433,365         273,975
   Goodwill - net                                                              12,688,206      12,858,838
                                                                             ------------    ------------
                  Total other assets                                           14,365,145      14,519,113
                                                                             ------------    ------------
Total Assets                                                                 $ 42,339,617    $ 42,954,653
                                                                             ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Borrowings under revolving line of credit                                 $  2,832,355    $  2,838,275
   Accounts payable and accrued expenses                                        2,217,962       2,122,916
   Current portion of capital lease obligations                                 1,040,566       1,505,510
   Bridge financing                                                            13,471,562      14,000,000
   Reserve for subleased equipment                                                 40,609         294,790
   Income taxes payable                                                            21,787         106,582
                                                                             ------------    ------------
                  Total current liabilities                                    19,624,841      20,868,073
                                                                             ------------    ------------
Noncurrent Liabilities:
   Capital lease obligations                                                    3,069,945       3,440,890
                                                                             ------------    ------------
Minority Interests                                                                893,142         896,404
                                                                             ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
   Cumulative accelerating redeemable preferred stock, 871.743 shares outstanding at June 30, 1999 and December 31, 1998, respectively
   ($10,500 per share liquidation preference)                                          87              87
   Common stock, $.01 par value:  50,000,000 shares authorized, 11,356,974
   outstanding at June 30, 1999 and December 31, 1998, respectively               113,570         113,570
   Additional paid-in capital                                                  23,136,160      23,050,076
   Accumulated deficit                                                         (4,498,128)     (5,414,447)
                                                                             ------------    ------------
                  Total stockholders' equity                                   18,751,689      17,749,286
                                                                             ------------    ------------
Total Liabilities and Stockholders' Equity                                   $ 42,339,617    $ 42,954,653
                                                                             ============    ------------

          See accompanying notes to consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ----------------------------    ----------------------------
                                                     (UNAUDITED)                    (UNAUDITED)
                                                1999            1998            1999           1998
                                                ----            ----            ----            ----
Revenues                                    $  5,750,799    $  3,304,013    $ 11,773,301    $  6,502,654
                                            ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Salaries                                    1,864,827         918,318       3,606,662       1,689,704
   Other operating expenses                    1,697,447       1,008,765       3,438,924       2,018,721
   Provision for bad debts                       116,256            --           255,248            --
   Consulting and marketing fees                 149,046         123,751         267,042         374,200
   Professional fees                             106,900         156,340         283,638         251,764
   Depreciation and amortization                 770,198         425,374       1,572,607         850,245
   Interest                                      676,582         192,850       1,522,947         387,449
     Gain on sale of property, plant and
           equipment                                --          (151,767)           --          (151,767)
                                            ------------    ------------    ------------    ------------
                                               5,381,256       2,673,631      10,947,068       5,420,316
                                            ------------    ------------    ------------    ------------
Income Before Minority Interests in Joint
Ventures and Income Taxes                        369,543         630,382         826,233       1,082,338
Minority Interests in Joint Ventures            (101,370)       (111,590)       (184,290)       (247,720)
                                            ------------    ------------    ------------    ------------
Income Before Income Taxes                       268,173         518,792         641,943         834,618
Income Tax (Benefit) Provision                  (520,446)          9,500        (821,264)         19,486
                                            ------------    ------------    ------------    ------------
Net Income                                       788,619         509,292       1,463,207         815,132
Preferred Dividends                              272,216            --           501,049            --
                                            ------------    ------------    ------------    ------------
Net Income Available to Common
Shareholders                                $    516,403    $    509,292    $    962,158    $    815,132
                                            ============    ============    ============    ============

Net Income per Common Share - Basic         $        .05    $        .05    $        .08    $        .08
                                            ============    ============    ============    ============
Weighted Average Common Shares
   Outstanding - Basic                        11,356,974      10,428,012      11,356,974      10,096,963
                                            ============    ============    ============    ============
Net Income per Common Share- Diluted        $        .04    $        .04    $        .07    $        .07
                                            ============    ============    ============    ============
Weighted Average Common Shares                20,523,053      11,318,017      20,587,147      11,366,540
                                            ============    ============    ============    ============
   Outstanding - Diluted

          See accompanying notes to consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                 PREFERRED STOCK       COMMON STOCK         ADDITIONAL      (DEFICIT)                     TOTAL
                                 ---------------   --------------------       PAID-IN       RETAINED      UNEARNED     STOCKHOLDERS'
                                 SHARES  AMOUNT     SHARES       AMOUNT       CAPITAL       EARNINGS    COMPENSATION       EQUITY
                                 ------  ------     ------       ------     -----------   ------------  ------------   ------------
BALANCE, JANUARY 1, 1999           872    $87     11,356,974   $113,570     $23,050,076   $(5,414,447)                 $17,749,286

Net income                                                                                  1,463,207                    1,463,207
Unearned compensation
 in connection with stock
 option grant                                                                    86,084                   (86,084)
Amortization of unearned
 compensation for stock
 options                                                                                                   40,245           40,245
Preferred dividends                                                                          (501,049)                    (501,049)
                                   ---    ---     ----------   --------     -----------   -----------    --------      -----------
BALANCE, JUNE 30, 1999             872    $87     11,356,974   $113,570     $23,136,160   $(4,452,289)   $(45,839)     $18,751,689
                                   ===    ===     ==========   ========     ===========   ===========    ========      ===========




          See accompanying notes to consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                           (Unaudited)
                                                                       1999           1998
                                                                       ----           ----
Cash Flows From Operating Activities:
  Net income available to common shareholders                      $   962,158    $   815,132
  Adjustments to reconcile net income available to common
  shareholders to net cash provided by operating activities:
      Depreciation and amortization                                  1,572,607        850,245
      Gain on sale of property, plant and equipment                       --         (151,767)
      Non-cash compensation charge                                      40,245           --
      Minority interests in joint ventures                             184,290        247,720
      Allowance for doubtful accounts                                  403,000        448,519
Changes in Assets and Liabilities:
            Accounts receivable                                       (198,091)    (1,419,856)
            Prepaid expenses and other                                (143,138)         5,275
            Deferred taxes                                            (862,700)          --
            Goodwill                                                  (144,699)          --
            Other                                                     (159,390)        71,590
            Accounts payable and accrued expenses                       95,046        118,993
            Income taxes payable                                       (84,795)        (6,950)
            Deferred transaction and financing costs                   142,726       (496,505)
                                                                   -----------    -----------
                  Net cash provided by operating activities          1,807,259        482,396
                                                                   -----------    -----------

Cash Flows from Investing Activities:
      Loan receivable                                                  (99,589)          --
      Proceeds from sale of property, plant and equipment                 --          655,000
      Purchases of property, plant and equipment                      (356,694)        (4,785)
                                                                   -----------    -----------
                  Net cash (used in) provided by
                    investing activities                              (456,283)       650,215
                                                                   -----------    -----------

Cash Flows from Financing Activities:
      (Payments) borrowings against the revolving line of credit        (5,920)       183,269
      Distributions to limited partners of joint ventures             (187,552)       (85,995)
      Payments on capital lease obligations                           (835,889)    (1,128,159)
      Payments on bridge financing                                    (528,438)          --
      Payments on reserve for subleased equipment                     (254,181)       (59,026)
                                                                   -----------    -----------
                  Net cash used in financing activities             (1,811,980)    (1,089,911)
                                                                   -----------    -----------

  (Decrease) increase in cash and cash equivalents                    (461,004)        42,700
  Cash and cash equivalents at beginning of period                   1,506,123         70,626
                                                                   -----------    -----------
  Cash and cash equivalents at end of period                       $ 1,045,119    $   113,326
                                                                   ===========    ===========

Supplemental Cash Flow Information:
  Interest paid during the period                                  $ 1,259,179    $   386,856
                                                                   ===========    ===========
  Income taxes paid during the period                              $   180,325    $    26,436
                                                                   ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
  Capital leases principally for medical equipment                 $      --      $   891,726
                                                                   ===========    ===========


          See accompanying notes to consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999

NOTE 1. - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the related statements of income and cash flows for the periods ended June 30, 1999 and 1998. There is no substantial income tax provision for the three and six month periods ended June 30, 1998 due to the availability of net operating loss carryforwards. For the three and six month periods ended June 30, 1999 an income tax benefit has been recorded based on the estimated effective income tax benefit rate for the full year. The income tax benefit results from management's judgement that a valuation allowance against deferred tax assets, which amounted to $2,428,888 at December 31, 1998, will no longer be required at December 31, 1999 because the realization of the deferred tax assets is considered more likely than not as a result of the Company's achieving profitable operations.

         The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission.

NOTE 2. - EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1999 and 1998, as applicable. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1999 and 1998, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                          For the Three Months Ended June 30,
                                                1999                                               1998
                             ----------------------------------------------     ----------------------------------------------
                                  Income          Shares         Per-Share           Income          Shares         Per-Share
                                (Numerator)     (Denominator)      Amount          (Numerator)     (Denominator)      Amount
                               ------------     -------------    ---------         -----------      ------------    ----------
BASIC EPS
Net Income Available to
Common Shareholders              $516,403        11,356,974          $.05          $ 509,292        10,428,012          $.05
ADD:
Preferred Dividends               272,216                 -                                -                 -

EFFECT OF DILUTIVE
SECURITIES
Stock Options                           -           442,158                                -           711,043
Series C Stock                          -                 -                                -           178,962
Series D Stock                          -         8,723,921                                -                 -
                                 --------        ----------                        ---------        ----------
DILUTED EPS
Net Income                       $788,619        20,523,053          $.04          $ 509,292        11,318,017          $.04
                                 ========        ==========          ====          =========        ==========          ====




                                                           For the Six Months Ended June 30,
                                                1999                                               1998
                             ----------------------------------------------     ----------------------------------------------
                                  Income          Shares         Per-Share           Income          Shares         Per-Share
                               (Numerator)     (Denominator)      Amount          (Numerator)     (Denominator)      Amount
                               ------------     -------------    ---------         -----------      ------------    ----------
BASIC EPS
Net Income Available to
Common Shareholders              $962,158        11,356,974          $.08          $ 815,132        10,096,963          $.08
ADD:
Preferred Dividends               501,049                 -                                -                 -

EFFECT OF DILUTIVE
SECURITIES
Stock Options                           -           506,252                                -           766,196
Series C Stock                          -                 -                                -           503,381
Series D Stock                          -         8,723,921                                -                 -
                               ----------        ----------                        ---------        ----------
DILUTED EPS
Net Income                     $1,463,207        20,587,147          $.07          $ 815,132        11,366,540          $.07
                               ==========        ==========          ====          =========        ==========          ====



NOTE 3. - RELOCATION OF CORPORATE OFFICES AND COMPANY NAME CHANGE

         Effective August 1, 1999, the Company's corporate name was changed to HealthCare Integrated Services, Inc. and its corporate offices were relocated to Shrewsbury Executive Center II, 1040 Broad Street, Shrewsbury, New Jersey 07702. In conjunction with the relocation of the Company's corporate offices, the Company entered into a five year lease for approximately 10,300 square feet of space. The lease provides for fixed annual rent in each of years one and two of $196,308 and $206,640 in each of years three through five. The Company's trading symbol on The Nasdaq Stock Market, HISS, was not affected by this name change.

NOTE 4. - BERAN ACQUISITION

         On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company (which, effective July 1, 1999, was merged into another wholly-owned subsidiary, HIS Imaging, LLC), acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) a fixed-site MRI facility in Voorhees, New Jersey, (ii) a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) a multi-modality diagnostic imaging facility in Bloomfield, New Jersey and (iv) a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and
(z) the issuance of 871.743 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,153,301.50 (i.e., $10,500 per share liquidation preference). The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. The Company used the proceeds of a short-term $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Bridge Loan"). The DFS Bridge Loan bears interest at 12% per annum with no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999), with a balloon payment of $13,951,804 due in month seven (i.e., May
1999), which balloon payment date was extended to August 1, 1999. In addition, options to purchase 400,000 shares of common stock, par value $.01 per share, of the Company at an exercise price of $1.03125 per share were issued to DFS for providing the DFS Bridge Loan. The Beran Acquisition is being accounted for as a purchase. The Company has been notified by DFS that it is prepared to further extend the term of the DFS Bridge Loan until January 1, 2000, subject to the negotiation of terms and conditions acceptable to DFS.

NOTE 5. - DEFERRED TRANSACTION AND FINANCING COSTS

         Deferred transaction and financing costs relate to expenses incurred in connection with the Company's proposed acquisition of a management services organization ("MSO") and the related financing therefore. In the event such proposed acquisition of an MSO and the related financing is not consummated, the related deferred transaction and financing costs will be expensed.

NOTE 6. - SEGMENT INFORMATION

         The Company currently operates in two industry segments -- diagnostic imaging and physician practice management. The diagnostic imaging segment primarily involves operating fixed-site diagnostic imaging facilities. The physician practice management segment, which commenced operations during the second quarter of fiscal 1998, consists of providing management services to independent physician practices.

         The following table shows net revenues and operating income by industry segment for the three and six month periods ended June 30, 1999. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

                                     Three Months       Six Months
                                         Ended           Ended
                                     June 30, 1999    June 30, 1999
Net revenues:
      Diagnostic imaging              $ 5,441,774      $11,196,433
      Physician practice management       309,025          576,868
                                      -----------      -----------
      Total                           $ 5,750,799      $11,773,301
                                      ===========      ===========

Operating income:
      Diagnostic imaging              $   244,753      $   570,959
      Physician practice management       124,790          255,274
                                      -----------      -----------
      Total                           $   369,543      $   826,233
                                      ===========      ===========

NOTE 7. - ACQUISITION OF LIMITED PARTNERS' INTEREST

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

NOTE 8. NEWLY FORMED VENTURES

         Effective April, 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging") to develop, market and manage statewide networks of diagnostic imaging facilities. The scope of the network will initially be in New Jersey. The Company will provide day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI will provide marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR has agreed to utilize the network on an exclusive basis for any MRI services it refers claimants to on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. Amounts attributable to the Company's investment in Atlantic Imaging for the three and six months ended June 30, 1999 are not significant.

         In addition, in June 1999 the Company announced its establishment of clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR will focus on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged four clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies and pneumonia medication. Amounts attributable to the operations of HISCR for the three and six months ended June 30, 1999 are not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS IN THIS QUARTERLY REPORT THAT ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY STATEMENTS CONTAINED HEREIN WHICH ARE NOT HISTORICAL FACTS OR WHICH CONTAIN THE WORDS "ANTICIPATE," "BELIEVE," "CONTINUE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, THE RISK THAT THE COMPANY MAY NOT BE ABLE TO IMPLEMENT ITS GROWTH STRATEGY IN THE INTENDED MANNER INCLUDING THE INTEGRATION OF ACQUISITIONS, RISKS ASSOCIATED WITH THE COMPANY'S NEED TO REFINANCE CERTAIN NEAR- TERM DEBT MATURITIES, RISKS REGARDING CURRENTLY UNFORESEEN COMPETITIVE PRESSURES AFFECTING PARTICIPANTS IN THE HEALTH CARE MARKET AND RISKS AFFECTING THE COMPANY'S INDUSTRY, SUCH AS INCREASED REGULATORY COMPLIANCE AND CHANGES IN REGULATORY REQUIREMENTS, CHANGES IN PAYOR REIMBURSEMENT LEVELS AND TECHNOLOGICAL CHANGES. IN ADDITION, THE COMPANY'S BUSINESS, OPERATIONS AND FINANCIAL CONDITIONS ARE SUBJECT TO THE RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DESCRIBED IN THE COMPANY'S REPORTS AND STATEMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

For the Six Months Ended June 30, 1999 vs. June 30, 1998

         For the six months ended June 30, 1999, revenues were $11,773,301 as compared to $6,502,654 for the six months ended June 30, 1998, an increase of approximately $5,271,000 or 81%. This increase was primarily due to (i) revenues associated with the operation of five New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (approximately $5,025,000) (the "Beran Acquisition") and (ii) revenues associated with the Company's physician practice management operations (approximately $382,000), all of which were partially offset by the closure of the Company's fixed-site MRI facility in Secaucus, New Jersey (the "Secaucus Facility") in May 1998 (approximately $358,000).

         For the six months ended June 30, 1999, operating expenses were $10,947,068 as compared to $5,420,316 for the six months ended June 30, 1998, an increase of approximately $5,527,000 or 102%. This increase was primarily due to
(i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $4,348,000), (ii) increased expenses associated with facilities that were operated by the Company for both of the six month periods ended June 30, 1999 and 1998 (approximately $913,000) primarily due to increased salary expenses relating to new personnel, temporary help costs, and increased depreciation and amortization and maintenance agreement costs relating to new equipment, (iii) increased interest expense (approximately $332,000) relating to deferred financing costs incurred in connection with the Beran Acquisition which are being expensed over the applicable agreement term and to higher borrowings outstanding on the Company's revolving line of credit,
(iv) expenses relating to the Company's physician practice management operations (approximately $262,000) and (v) a gain on sale of property, plant and equipment in the second quarter of fiscal 1998 relating to the sale of the mobile MRI unit utilized at the Secaucus Facility to an unaffiliated party (approximately $152,000), all of which were partially offset by decreased consulting and marketing fees (approximately $207,000) and the closure of the Secaucus Facility in May 1998 (approximately $258,000).

For the Three Months Ended June 30, 1999 vs. June 30, 1998

         For the three months ended June 30, 1999, revenues were $5,750,799 as compared to $3,304,013 for the three months ended June 30, 1998, an increase of approximately $2,447,000 or 74%. This increase was primarily due to (i) revenues associated with the operation of the Beran Facilities acquired in October 1998 (approximately $2,410,000) and (ii) revenues associated with the Company's physician practice management operations (approximately $114,000), all of which were partially offset by the closure of the Secaucus Facility in May 1998 (approximately $120,000).

         For the three months ended June 30, 1999, operating expenses were $5,381,256 as compared to $2,673,631 for the three months ended June 30, 1998, an increase of approximately $2,708,000 or 101%. This increase was primarily due to (i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $2,157,000), (ii) increased expenses associated with facilities that were operated by the Company for both of the quarters ended June 30, 1999 and 1998 (approximately $323,000) primarily due to increased salary expenses relating to new personnel, temporary help costs, and increased depreciation and amortization and maintenance agreement costs relating to new equipment, (iii) increased interest expense (approximately $92,000) relating to deferred financing costs incurred in connection with the Beran Acquisition which are being expensed over the applicable agreement term and to higher borrowings outstanding on the Company's revolving line of credit,
(iv) a gain on sale of property, plant and equipment in the second quarter of fiscal 1998 relating to the sale of the mobile MRI unit utilized at the Secaucus Facility to an unaffiliated party (approximately $152,000) and (v) expenses relating to the Company's physician practice management operations (approximately $124,000), all of which were partially offset by a reduction in operating costs resulting from the closure of the Secaucus Facility in May 1998 (approximately $95,000).

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

         In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is assessing affiliations with several primary care and multi-specialty physician practices including Pavonia Medical Associates, P.A. ("PMA"), as well as the faculty practices of certain hospitals. Although the Company has entered into various letters of intent, the Company has not entered into any definitive acquisition agreements (other than a merger agreement with PMA in January 1999, which is subject to the approval of PMA's physician stockholders) or long-term administrative service agreements with respect to its physician practice management operations. The Company has been providing certain management services to PMA and another

New Jersey-based multi-specialty physician practice in the interim. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during the past year, the availability of financing for these ventures has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         As of June 30, 1999, the Company had a cash balance of $1,045,119, current assets of $18,385,222 and a working capital deficit of $1,239,619. The working capital deficiency is a result of a short-term $14.0 million bridge loan (the "DFS Bridge Loan") from DVI Financial Services Inc. ("DFS"). The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition and bears interest at 12% per annum with no payment due in month one (i.e., November
1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999), which balloon payment date was extended to August 1, 1999. The Company has been notified by DFS that it is prepared to further extend the term of the DFS Bridge Loan until January 1, 2000, subject to the negotiation of terms and conditions acceptable to DFS. The DFS Bridge Loan is expected to be repaid from a longer-term financing to be obtained in connection with the proposed acquisition of Jersey Integrated HealthPractice, Inc., which provides management services to PMA ("JIHP"). In the event the acquisition of JIHP is not consummated on or prior to January 1, 2000, management believes (based on discussions to date with several financing sources) that the DFS Bridge Loan can be refinanced on a longer term basis.

         Cash flows provided by operating activities were $1,807,259 for the six months ended June 30, 1999, which consisted primarily of (i) net income of $962,158, (ii) depreciation and amortization of $1,572,607, (iii) an increase in the allowance for doubtful accounts receivable of $403,000 and (iv) minority interests in joint ventures of $184,290. Other significant components of cash flows provided by operating activities include (x) an increase in accounts receivable, net of $1,801,226, (y) an increase in deferred tax asset of $862,700 and (z) an increase in prepaid expenses and other of $143,138, all of which were partially offset by a decrease in the accounts receivable acquired in the Beran Acquisition of $2,006,135 and an increase in accounts payable and accrued expenses of $95,046.

         Cash flows used in investing activities were $456,283, which related to interest income of $99,589 associated with a $2.5 million loan to the Beran Entities and purchases of property, plant and equipment of $356,694. The loan to the Beran Entities bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999.

         Cash flows used in financing activities were $1,811,980, which consisted primarily of payments on capital lease obligations of $835,889, payments on the DFS Bridge Loan of $528,438, payments on obligations related to subleased equipment of $254,181 and distributions to limited partners of joint venture of $187,552.

         In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At June 30, 1999, approximately $698,000 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2.0 million, which amount increased to $3.0 million in October 1998 in connection with the Beran Acquisition, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and were originally repayable on May 1, 1999, which maturity date had been extended to August 1, 1999. The Company has been notified by DVIBC that it is prepared to further extend the term of the revolving line of credit until January 1, 2000, subject to the negotiation of terms and conditions acceptable to DVIBC. This revolving line of credit is expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this transaction is not consummated on or prior to January 1, 2000, management believes (based on discussions to date with several financing sources) that the revolving line of credit can be refinanced on a longer-term basis or the repayment due date can be further extended. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility may be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At June 30, 1999 and December 31, 1998, respectively, the Company had $2,832,355 and $2,838,275, respectively, of borrowings under this credit facility.

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

         The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing. Both the DFS Bridge Loan and the revolving line of credit had original maturity dates of May 1, 1999 which were extended to August 1, 1999. The Company has been notified by DFS and DVIBC that they are prepared to further extend the term of the DFS Bridge Loan and the revolving line of credit until January 1, 2000, subject to the negotiation of terms and conditions acceptable to them. These loans are expected to be repaid from the longer-term financing to be obtained in connection with the proposed acquisition of JIHP. In the event that this acquisition is not consummated on or prior to January 1, 2000, management believes (based on discussions to date with several financing sources) that the DFS Bridge Loan and the revolving line of credit can be refinanced on a longer-term basis (and in the case of the revolving line of credit, such repayment due date could be further extended).

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

         The cost to the Company to correct its internal Year 2000 issues is estimated to be $88,500, consisting of $30,500 related to the upgrading of its corporate server, $54,500 relating to the upgrading of personal computers and $3,500 related to the upgrading of medical equipment. However, the Company does not consider all of these upgrades to be Year 2000 related because they would have been made otherwise in the ordinary course of business irrespective of a Year 2000 issue. The Company anticipates that these costs will be funded through operating cash flows except as hereinafter described. The Company expects to complete these upgrades by the end of the third quarter of fiscal 1999.

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

         The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems and technology and determine its state of readiness are based on management's best estimates including assumptions regarding future events, including the continued availability of certain resources, Year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance, including, but not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the Year 2000 compliance attained by its significant vendors. The Company has not developed, nor does it plan to develop, any contingency plans for any unplanned noncompliance issues from internal or external sources. There can be no guarantee that any unplanned noncompliance issues from internal or external sources will not have a material impact on the Company's business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                           PART II - OTHER INFORMATION

         Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form  8-K

         (a)    Exhibits:

         Exhibit   3.6 - Certificate of Ownership and Merger merging HealthCare
                         Integrated Services, Inc. into Healthcare Imaging Services, Inc.

         Exhibit 10.73 - Amendment to Loan and Security Agreement No. 0001969
                         dated May 1, 1999 by and between DVI Financial Services, Inc. and HealthCare Imaging Services, Inc.

         Exhibit 10.74 - Allonge to Note dated May 1, 1999 by and between
                         HealthCare Imaging Services, Inc. and DVI Financial Services, Inc.

         Exhibit 21.1  - Subsidiaries of the Registrant

         Exhibit 27    - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTHCARE INTEGRATED SERVICES, INC.
                                                      (Registrant)



Date: August 13, 1999                       /s/ Elliott H. Vernon
                                            ----------------------------------
                                            Elliott H. Vernon
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: August 13, 1999                       /s/ Scott P. McGrory
                                            ----------------------------------
                                            Scott P. McGrory
                                            Vice President - Controller
                                            (Principal Financial and
                                            Accounting Officer)