Form 10-Q
period 1999-09-30
HEALTHCARE INTEGRATED SERVICES INC
filed 1999-11-15
CIK 878230

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

        (Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1999

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

        Class                               Outstanding at November 15, 1999
Common Stock, $.01 par value                         11,356,974 shares

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                             INDEX

PART I.        FINANCIAL INFORMATION:                                 PAGE

Item 1.        Financial Statements:

    Consolidated Balance Sheets -
        September 30, 1999 and December 31, 1998                        3

    Consolidated Statements of Income -
        Three and nine months ended September 30, 1999 and 1998         4

    Consolidated Statement of Changes in Stockholders Equity -
        For the nine months ended September 30, 1999                    5

    Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1999 and 1998                   6

    Notes to Consolidated Financial Statements                          7

Item 2.        Management's Discussion and Analysis of                 12
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosure About           17
               Market Risk

PART II.       OTHER INFORMATION

Item 5.        Other Information                                       18

Item 6.        Exhibits and Reports on Form 8-K                        18

SIGNATURES                                                             19

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


                                                                 September 30,      December 31,
Assets                                                                1999              1998
------                                                               ------            -----
                                                                          (Unaudited)


Current Assets:
   Cash and cash equivalents                                          $899,075        $1,506,123
   Accounts receivable - net                                        12,036,029         9,869,696
   Accounts receivable acquired in the Beran Acquisition             1,614,639         4,653,831
   Loan receivable                                                   2,700,000         2,550,000
   Prepaid expenses and other                                          418,737           228,758
                                                                       -------           -------
               Total current assets                                 17,668,480        18,808,408
                                                                    ----------        ----------
Property, Plant and Equipment - Net                                  8,318,001         9,578,807
                                                                     ---------         ---------
Deferred Tax Asset - Net                                             1,730,325            48,325
                                                                     ---------            ------
Other Assets:
   Due from officer                                                    264,125           264,125
   Deferred transaction and financing costs                          1,067,696         1,122,175
   Other                                                               548,547           273,975
   Goodwill - net                                                   12,593,686        12,858,838
                                                                    ----------        ----------
               Total other assets                                   14,474,054        14,519,113
                                                                    ----------        ----------
Total Assets                                                       $42,190,860       $42,954,653
                                                                   ===========       ===========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Borrowings under revolving line of credit                        $2,798,920        $2,838,275
   Accounts payable and accrued expenses                             2,340,235         2,122,916
   Current portion of capital lease obligations                        840,560         1,505,510
   Current portion of note payable                                   2,238,916        14,000,000
   Reserve for subleased equipment                                      25,780           294,790
   Income taxes payable                                                 46,122          106,582
                                                                       --------          -------
               Total current liabilities                             8,290,533        20,868,073
                                                                     ---------        ----------
Noncurrent Liabilities:
   Capital lease obligations                                         2,911,388         3,440,890
   Note payable                                                     10,927,301                 -
                                                                    ----------        ----------
               Total noncurrent liabilities                         13,838,689         3,440,890
                                                                    ----------         ---------

Minority Interests                                                     659,051           896,404
                                                                       -------           -------
Commitments and Contingencies

Stockholders' Equity:
   Cumulative accelerating redeemable preferred stock, 871.7
   shares outstanding at September 30, 1999 and December 31,
   1998, respectively ($10,500 per share liquidation preference)            87                87
   Common stock, $.01 par value:  50,000,000 shares authorized,
   11,356,974 outstanding  at September 30, 1999 and December
   31, 1998, respectively                                              113,570           113,570
   Additional paid-in capital                                       23,136,160        23,050,076
   Accumulated deficit                                              (3,847,230)       (5,414,447)
                                                                    -----------       -----------
               Total stockholders' equity                           19,402,587        17,749,286
                                                                    ----------        ----------
Total Liabilities and Stockholders' Equity                         $42,190,860       $42,954,653
                                                                   ===========       ===========

                  See accompanying notes to consolidated financial statements.

                        HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                               (Unaudited)                     (Unaudited)
                                           1999           1998            1999             1998
                                           ----           ----            ----             ----


Revenues                                   $5,384,878     $3,257,547     $17,158,179       $9,760,201
                                           ----------     ----------     -----------       ----------
OPERATING EXPENSES:
   Salaries                                 1,720,430        930,326       5,327,092        2,620,030
   Other operating expenses                 1,684,237        951,194       5,166,379        2,969,915
   Provision for bad debts                    204,309              -         416,339                -
   Consulting and marketing fees              144,746        139,161         411,788          513,361
   Professional fees                          159,066        119,210         442,704          370,974
   Depreciation and amortization              797,087        412,654       2,369,694        1,262,899
   Interest                                   597,848        167,328       2,120,795          554,777
   Gain on sale of property, plant and
        equipment                                   -              -                -        (151,767)
                                            ---------      ---------      -----------        ---------
                                            5,307,723      2,719,873      16,254,791        8,140,189
                                            ---------      ---------      ----------        ---------
Income Before Minority Interests in Joint
Ventures and Income Taxes                      77,155        537,674         903,388        1,620,012
Minority Interests in Joint Ventures           96,335       (132,230)        (87,955)        (379,950)
                                               ------       ---------        --------        ---------
Income Before Income Taxes                    173,490        405,444         815,433        1,240,062
Income Tax (Benefit) Provision               (782,600)        13,014      (1,603,864)          32,500
                                             ---------        ------      -----------          ------
Net Income                                    956,090        392,430       2,419,297        1,207,562
Preferred Dividends                           322,999              -         824,048                -
                                              -------       --------         -------        ---------
Net Income Available to Common
Shareholders                                 $633,091       $392,430      $1,595,249       $1,207,562
                                             ========       ========      ==========       ==========

Net Income per Common Share - Basic             $.06          .04           $.14              $.12
                                                ====          ===           ====              ====

Weighted Average Common Shares
   Outstanding - Basic                     11,356,974     10,512,017      11,356,974       10,236,835
                                           ==========     ==========      ==========       ==========

Net Income per Common Share- Diluted          $.05            $.04          $.12               $.11
                                              ====            ====          ====               ====
Weighted Average Common Shares
   Outstanding - Diluted                   20,258,686     10,950,834      20,080,895       11,248,767
                                           ==========     ==========      ==========       ==========


                 See accompanying notes to consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




                                                                                   Accumulate
                                                                       Additional  (Deficit)                 Total
                                                                         Paid-in    Retained  Unearned   Stockholders'
                                                                         Capital    Earnings Compensation   Equity
                                Preferred Stock       Common Stock
                                Shares    Amount   Shares     Amount


BALANCE, JANUARY 1, 1999           872     $87   11,356,974  $113,570 $23,050,076 $(5,414,447)            $17,749,286

Net income                                                                          2,419,297               2,419,297

Unearned compensation in connection
with stock option grant                                                    86,084              (86,084)

Amortization of unearned compensation
for stock options                                                                               58,052        58,052

Preferred dividends                                                                 (824,048)                (824,048)

BALANCE, SEPTEMBER 30, 1999         872      $87  11,356,974  $113,570 $23,136,160 $(3,819,198)$(28,032)   $19,402,587
                              ========= ======== =========== ========= =========== =========== ========= =============




                 See accompanying notes to consolidated financial statements.

                HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine Months Ended
                                                               September 30,
                                                               (Unaudited)
                                                            1999                 1998
                                                            ----                 ----
Cash Flows From Operating Activities:
  Net income available to common shareholders              $1,595,249      $1,207,562
  Adjustments to reconcile net income available to common
  shareholders to net cash provided
  by operating activities:
     Depreciation and amortization                          2,369,694       1,262,899
     Gain on sale of property, plant and equipment                  -       (151,767)
     Non-cash compensation charge                              58,052               -
     Charge associated with facility closure                   33,371               -
     Minority interests in joint ventures                      87,955         379,950
     Allowance for doubtful accounts                          693,000         742,000
Changes in Assets and Liabilities:
          Accounts receivable                                 179,859     (2,187,328)
          Prepaid expenses and other                        (189,979)          24,531
          Deferred taxes                                  (1,682,000)               -
          Goodwill                                          (224,539)               -
          Other                                             (274,572)          13,577
          Accounts payable and accrued expenses               217,319         457,939
          Income taxes payable                                (60,460)            942
          Deferred transaction and financing costs             54,479       (882,674)
                                                               ------       ---------
               Net cash provided by operating activities    2,857,428         867,631
                                                            ---------         -------

Cash Flows from Investing Activities:
     Loan receivable                                        (150,000)               -
     Proceeds from sale of property, plant and equipment            -         655,000
     Purchases of property, plant and equipment             (568,342)        (32,339)
                                                            ---------        --------
               Net cash (used in) provided by investing
                activities                                  (718,342)         622,661

Cash Flows from Financing Activities:
     (Payments) borrowings against the revolving line of
       credit                                               (39,355)         395,169
     Distributions to limited partners of joint ventures    (325,308)        (85,995)
     Payments on capital lease obligations                (1,245,307)     (1,496,102)
     Payments on bridge financing                           (833,783)               -
     Payments on reserve for subleased equipment            (302,381)        (53,460)
               Net cash used in financing activities      (2,746,134)     (1,240,388)
                                                          -----------     -----------

  (Decrease) increase in cash and cash equivalents          (607,048)         249,904
  Cash and cash equivalents at beginning of period          1,506,123          70,626
                                                            ---------          ------
  Cash and cash equivalents at end of period                 $899,075        $320,530
                                                             --------        --------

Supplemental Cash Flow Information:
  Interest paid during the period                          $1,863,691        $557,796
                                                           ----------        --------
  Income taxes paid during the period                        $196,115       $  31,558
                                                             --------       ---------

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  Capital leases principally for computer and medical
   equipment                                                  $50,855      $2,427,063



          See   accompanying   notes   to   consolidated   financial statements.

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                             Nine Months Ended September 30, 1999

Note 1. - Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the related statements of income and cash flows for the periods ended September 30, 1999 and 1998. There is no substantial income tax provision for the three and nine month periods ended September 30, 1998 due to the availability of net operating loss carryforwards. For the three and nine month periods ended September 30, 1999 an income tax benefit has been recorded based on the estimated effective income tax benefit rate for the full year. The income tax benefit results from management's judgement that a valuation allowance against deferred tax assets, which amounted to $2,428,888 at December 31, 1998, will no longer be required at December 31, 1999 because the realization of the deferred tax assets is considered more likely than not as a result of the Company's achieving profitable operations.

        The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission.

Note 2. - Earnings Per Share

        Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1999 and 1998, as applicable. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1999 and 1998, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                          For the Three Months Ended September 30,
                                       1999                                      1998
                      --------------------------------------    --------------------------------------
                         Income       Shares      Per-Share        Income       Shares      Per-Share
                      (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount

Basic EPS
Net Income Available t    $633,091
Common Shareholders   o               11,356,974       $.06       $ 392,430    10,512,017        $.04
Add:
Preferred Dividends        322,999             -                           -             -

Effect of Dilutive
Securities
Stock Options                    -       177,791                           -       358,317
Series C Stock                   -             -                           -        80,500
Series D Stock                   -     8,723,921                           -             -
                      ------------ -------------                ------------ -------------
                          $956,090    20,258,686        $.05       $ 392,430    10,950,834        $.04
Diluted EPS
Net Income
                      ============ ============= ===========    ============ ============= ===========


                                        For the Nine Months Ended September 30,
                                    1999                                        1998
                      --------------------------------------    --------------------------------------
                         Income       Shares      Per-Share        Income       Shares      Per-Share
                      (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
Basic EPS
Net Income Avail.to     $1,595,249
Common Shareholders                   11,356,974        $.14      $1,207,562    10,236,835        $.12
Add:
Preferred Dividends        824,048             -                           -             -

Effect of Dilutive
Securities
Stock Options                    -             -                           -       646,188
Series C Stock                   -             -                           -       365,744
Series D Stock                   -     8,723,921                           -             -
                      ------------ -------------                ------------ -------------
                        $2,419,297    20,080,895        $.12      $1,207,562    11,248,767        $.11
Diluted EPS
Net Income
                      ============ ============= ===========    ============ ============= ===========



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

Note 4. - Beran Acquisition

        On October 2, 1998 (effective October 1, 1998), HIS Imaging Co., a wholly-owned subsidiary of the Company (which, effective July 1, 1999, was merged into another wholly-owned subsidiary, HIS Imaging, LLC), acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) a fixed-site MRI facility in Voorhees, New Jersey, (ii) a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) a multi-modality diagnostic imaging facility in Bloomfield, New Jersey and (iv) a multi- modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey (the "Monroe Facility") and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 871.743 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,153,301.50 (i.e., $10,500 per share liquidation preference). The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities an aggregate of $2.5 million, which loan bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. The Company used the proceeds of a short-term $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Bridge Loan"). The DFS Bridge Loan bears interest at 12% per annum with no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999), with a balloon payment of $13,951,804 due in month seven (i.e., May
1999), which balloon payment date was extended to August 1, 1999. As noted below, in September 1999, the DFS Bridge Loan was restructured and now matures in May 2004. In addition, options to purchase 400,000 shares of common stock, par value $.01 per share, of the Company at an exercise price of $1.03125 per share were issued to DFS for providing the DFS Bridge Loan. The Beran Acquisition is being accounted for as a purchase.

        Effective July 14, 1999, the Company closed the Monroe Facility. The facility, historically and since its acquisition, has operated unprofitably. Following the acquisition, the Company was unsuccessful at its attempt to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of the Monroe Facility, resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises. The Company will continue to review the performance of the facilities acquired in the Beran Acquisition, as well as its other facilities, and may make additional modifications to there operations as conditions warrant.

     In September 1999, the Company restructured the DFS Bridge Loan with DFS into a long-term liability. As a result, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Bridge Loan at the time of restructuring was $13,166,217. The debt bears interest at 12% per annum.

Note 5. - Deferred Transaction and Financing Costs

        Deferred transaction and financing costs relate to expenses incurred in connection with the Company's proposed acquisition of a management services organization ("MSO") and the related financing therefore. In the event such proposed acquisition is not consummated, the related deferred transaction and financing costs will be expensed.

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

        The following table shows net revenues and operating income by industry segment for the three and nine month periods ended September 30, 1999. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

                                                     Three and Nine Months
                                                    Ended             Ended
                                                        Sept. 30, 1999
     Net revenues:
      Diagnostic imaging                          $5,066,475         16,262,908
      Physician practice management                  318,403            895,271
                                                  ----------        -----------
      Total                                       $5,384,878        $17,158,179
                                                  ==========        ===========

     Operating income:
      Diagnostic imaging                           $(132,348)          $438,611
      Physician practice management                  209,503            464,777
                                                     -------            -------
                  Total                          $    77,153           $903,388
                                                 ===========           ========

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

     Additionally, the Company is in the process of negotiating the purchase of the limited partners' ownership interest in the Company's facility located in Wayne, New Jersey (the "Wayne Facility"). This facility is operated as a joint venture is among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professionals, who also provide consulting services to this facility the reading radiologists at this facility (as limited partners holding in the aggregate the remaining 49% partnership interest). However, there can be no assurance, that the Company will be successful in its negotiations to acquire the limited partners' ownership interest in the Wayne Facility.

Note 8. Newly Formed Ventures

        Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company will provide day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI will provide marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR agreed to utilize the network on an exclusive basis for any MRI services for which it refers claimants on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. Amounts attributable to the Company's investment in Atlantic Imaging for the three and nine months ended September 30, 1999 are not significant.

        In addition, in September 1999 the Company announced its establishment of clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR will focus on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged four clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies and pneumonia medication. Amounts attributable to the operations of HISCR for the three and nine months ended September 30, 1999 are not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner including the integration of acquisitions, risks regarding currently unforeseen competitive pressures affecting participants in the health care market and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and technological changes. In addition, the Company's business, operations and financial conditions are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission.

For the Nine Months Ended September 30, 1999 vs. September 30, 1998

        For the nine months ended September 30, 1999, revenues were $17,158,179 as compared to $9,760,201 for the nine months ended September 30, 1998, an increase of approximately $7,398,000 or 76%. This increase was primarily due to
(i) revenues associated with the operation of five New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (approximately $7,319,000) (the "Beran Acquisition") and (ii) revenues associated with the Company's physician practice management operations (approximately $505,000), all of which were partially offset by the closure of the Company's fixed-site MRI facility in Secaucus, New Jersey (the "Secaucus Facility") in May 1998 (approximately $414,000).

        For the nine months ended September 30, 1999, operating expenses were $16,254,791 as compared to $8,140,189 for the nine months ended September 30, 1998, an increase of approximately $8,115,000 or 100%. This increase was primarily due to (i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $6,562,000), (ii) increased expenses associated with facilities that were operated by the Company for both of the nine month periods ended September 30, 1999 and 1998 (approximately $1,269,145) primarily due to increased salary expenses relating to new personnel, temporary help costs, and increased depreciation and amortization and maintenance agreement costs relating to new equipment, (iii) increased interest expense (approximately $358,000) relating to deferred financing costs incurred in connection with the Beran Acquisition which are being expensed over the applicable agreement term, (iv) expenses relating to the Company's physician practice management operations (approximately $300,000) and
(v) a gain on sale of property, plant and equipment in the second quarter of fiscal 1998 relating to the sale of the mobile MRI unit utilized at the Secaucus Facility to an unaffiliated party (approximately $152,000), all of which were partially offset by decreased consulting and marketing fees

(approximately $216,000) and the closure of the Secaucus Facility in May 1998 (approximately $258,000).

For the Three Months Ended September 30, 1999 vs. September 30, 1998

        For the three months ended September 30, 1999, revenues were $5,384,878 as compared to $3,257,547 for the three months ended September 30, 1998, an increase of approximately $2,127,000 or 65%. This increase was primarily due to
(i) revenues associated with the operation of the Beran Facilities acquired in October 1998 (approximately $2,294,000) and (ii) revenues associated with the Company's physician practice management operations (approximately $123,000), all of which were partially offset by the closure of the Secaucus Facility in May 1998 (approximately $57,000) and a decrease in revenues associated with facilities that were operated by the Company for both of the quarters ended September 30, 1999 and 1998 (approximately $234,000). The same facility decline in revenues for the quarter ended September 30, 1999, is attributable in part, to The New Jersey Automobile Cost Reduction Act of 1998 (the "ACR Act") which was implemented in the third quarter of fiscal 1999. The ACR Act allows for the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused some delays and decreases in MRI and other diagnostic imaging referrals during the third quarter of fiscal 1999 at various of the Company's facilities.

        For the three months ended September 30, 1999, operating expenses were $5,307,723 as compared to $2,719,873 for the three months ended September 30, 1998, an increase of approximately $2,588,000 or 97%. This increase was primarily due to (i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $2,214,000), (ii) increased expenses associated with facilities that were operated by the Company for both of the quarters ended September 30, 1999 and 1998 (approximately $374,000) primarily due to increased salary expenses relating to new personnel, professional fees, temporary help costs, and increased maintenance agreement costs relating to new equipment not covered by a manufacturer's warranty and
(iii) expenses relating to the Company's physician practice management operations (approximately $38,000).

        The operating results for the Company continue to be negatively impacted by the Company's fixed-site MRI facility located in Brooklyn, New York (the "Brooklyn Facility"). For the three and nine months ended September 30, 1999, the Brooklyn Facility generated losses of $123,299 and $445,428, respectively, as compared to $100,233 and $577,942, respectively, for the three and nine months ended September 30, 1998 . The Brooklyn Facility continues to operate at a loss, even after the September 1998 restructuring of the lease arrangement with respect to this facility which reduced the monthly lease payments by approximately $13,500 per month. Although the Company continues to implement certain revenue enhancement measures, including excess capacity arrangements, there can be no assurance that the procedures generated at the Brooklyn Facility will be sufficient to better support the operations of the Brooklyn Facility.

        In furtherance of the Company's previously announced expanded strategic focus into the area of establishing physician practice management operations in New Jersey, New York and Philadelphia, Pennsylvania, the Company is assessing affiliations with several primary care and multi-specialty physician practices including Pavonia Medical Associates, P.A. (""PMA"), as well as the faculty practices of certain hospitals. Initially, the Company focused on the establishment of its physician practice management operations through the acquisition of physician practices. In this regard, the

Company entered into various letters of intent, however, no definitive acquisition agreements or long-term administrative service agreements were executed. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during the past year, the availability of financing for these acquisitions has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions. The Company has now shifted its focus from the acquisition of physician practices to affiliations with them and has been providing management services to PMA and another New Jersey based multi-specialty physician practice for the past several months.

Liquidity and Capital Resources of the Company
----------------------------------------------

        As of September 30, 1999, the Company had a cash balance of $899,075, current assets of $17,668,480 and working capital of $9,377,947. The significant improvement in the Company's working capital is a result of the Company's restructuring of a short-term $14.0 million bridge loan (the "DFS Bridge Loan") with DVI Financial Services Inc. ("DFS"). As a result of this restructuring, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing with October 1, 1999. The outstanding balance of the DFS Bridge Loan at the time of restructuring was $13,166,217. The restructured debt bears interest at 12% per annum. The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition and bore interest at 12% per annum with no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999), which balloon payment date had been extended to August 1, 1999.

        Cash flows provided by operating activities were $2,857,428 for the nine months ended September 30, 1999, which consisted primarily of (i) net income of $1,595,249, (ii) depreciation and amortization of $2,369,694, (iii) an increase in the allowance for doubtful accounts receivable of $693,000 and (iv) minority interests in joint ventures of $87,955. Other significant components of cash flows provided by operating activities include (x) an increase in accounts receivable, net of $2,166,333, (y) an increase in deferred tax asset of $1,682,000 and (z) an increase in prepaid expenses and other of $189,979, all of which were partially offset by a decrease in the accounts receivable acquired in the Beran Acquisition of $3,039,192 and an increase in accounts payable and accrued expenses of $217,319.

        Cash flows used in investing activities were $718,342, which related to interest income of $150,000 associated with a $2.5 million loan to the Beran Entities and purchases of property, plant and equipment of $568,342. The loan to the Beran Entities bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999.

        Cash flows used in financing activities were $2,746,134, which consisted primarily of payments on capital lease obligations of $1,245,307, payments on the DFS Bridge Loan of $833,783, payments on obligations related to subleased equipment of $302,381 and distributions to limited partners of joint venture of $325,308.

        In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to Jersey Integrated HealthPractice, Inc. which provides management services to PMA, ("JIHP"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At September 30, 1999, approximately $639,000 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

        Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2.0 million, which amount increased to $3.0 million in October 1998 in connection with the Beran Acquisition, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and were originally repayable on May 1, 1999, which maturity date had been extended to August 1, 1999. The Company has been notified by DVIBC that it is prepared to further extend the term of the revolving line of credit until October 1, 2000, subject to the negotiation of terms and conditions acceptable to DVIBC. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility may be used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At September 30, 1999 and December 31, 1998, respectively, the Company had $2,798,920 and $2,838,275, respectively, of borrowings under this credit facility.

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

     Additionaly, the Company is in the process of negotiating the purchase of the limited partners' ownership interest in the Company's facility located in Wayne, New Jersey (the "Wayne Facility"). This facility is operated as a joint venture is among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professionals, who also provide consulting services to this facility the reading radiologists at this facility (as limited partners holding in the aggregate the remaining 49% partnership interest). However, there can be no assurance, that the Company will be successful in its negotiations to acquire the limited partners' ownership interest in the Wayne Facility.

        The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. Continued expansion of the Company's business, including the establishment of physician practice management operations, will require additional sources of financing. The Company has been notified by DVIBC that they are prepared to further extend the term of the revolving line of credit until October 1, 2000, subject to the negotiation of terms and conditions acceptable to them.

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

        The Company has not yet fully completed its assessment of the impact of the Year 2000 issue on its computer systems and technology, including (i) information technology such as software and hardware relating to its medical billing systems, accounting/finance systems, payroll systems, desktop applications and servers, and (ii) non-information systems or embedded technology such as micro controllers contained in various medical equipment, safety systems, facilities and utilities (including telephones, facsimile machines, time clocks and postage meters). The Company is evaluating its state of readiness through surveys of its sites as well as through discussions with its significant vendors to determine the readiness of those vendors whose failure to correct year 2000 issues would materially impact the Company. The Company has completed its site assessments and hopes to complete its assessment of the state of readiness of its significant vendors by the end of the third quarter of fiscal 1999.

        The cost to the Company to correct its internal Year 2000 issues is estimated to be $88,500, consisting of $30,500 related to the upgrading of its corporate server, $54,500 relating to the upgrading of personal computers and $3,500 related to the upgrading of medical equipment. However, the Company does not consider all of these upgrades to be Year 2000 related because they would have been made otherwise in the ordinary course of business irrespective of a Year 2000 issue. The Company anticipates that these costs will be funded through operating cash flows. During the third quarter of fiscal 1999, the Company completed the process of upgrading its corporate server and personal computers at a cost of approximately $73,000. The Company is currently in the process of replacing those non-compliant personnel computers in certain of the Company's facilities with the more modern computers from the Company's corporate office. The Company expects to complete the requisite upgrading of medical equipment by the end of the fourth quarter of fiscal 1999.

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

Item 6.  Exhibits and Reports on Form  8-K

        (a)    Exhibit 27    -      Financial Data Schedule

        (b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 9, 1999 relating to the issuance of its Press Release on August 5, 1999 announcing the name change of the Company and the relocation of its corporate offices.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE INTEGRATED SERVICES, INC.
               (Registrant)



Date: November 15, 1999                     /s/ Elliott H. Vernon
                                            ---------------------
                                           Elliott H. Vernon
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 15, 1999                     /s/ Scott P. McGrory
                                            --------------------
                                            Scott P. McGrory
                                            Vice President - Controller
                                            (Principal Financial and
                                            Accounting Officer)