Form 10-K
period 1999-12-31
HEALTHCARE INTEGRATED SERVICES INC
filed 2000-04-14
CIK 878230

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                         - - - - - - -
                                           FORM 10-K
                       Annual Report pursuant to Section 13 or 15(d) of
                              the Securities Exchange Act of 1934
                                    ----------------------
                                                   Commission
For the fiscal year ended December 31, 1999        File Number: 000-19636

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

        Registrant's telephone number, including area code: (732) 544-8200 Securities registered pursuant to Section 12(b) of the Act:

                            Common Stock, $.01 par value per share
                                       (Title of class)

        Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the last reported sale price of the Common Stock on April 10, 2000 was approximately $4,958,000. As of April 10, 2000 there were 1,135,699 shares of Common Stock outstanding.

                             HEALTHCARE INTEGRATED SERVICES, INC.
                               1999 Annual Report on Form 10-K
                                      TABLE OF CONTENTS
                                                                          Page
                                            PART I

Item 1. Business                                                            3
Item 2. Properties                                                         19
Item 3. Legal Proceedings                                                  20
Item 4. Submission of Matters to a Vote of Security Holders                21

                                            PART II

Item 5. Market for the Registrant's Common Equity and
             Related Stockholder Matters                                   22
Item 6. Selected Financial Data                                            23
Item 7. Management's Discussion and Analysis of  Financial
             Condition and Results of Operations                           24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk      29
Item 8. Financial Statements and Supplementary Data                        29
Item 9. Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                           30

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant              31
Item 11.   Executive Compensation                                          36
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                44
Item 13.   Certain Relationships and Related Transactions                  48

                                            PART IV

Item 14.   Exhibits, Financial Statements, Financial Statement
             Schedules, and Reports on Form 8-K                            52


Signatures                                                                 62

Unless otherwise indicated, all share information has been adjusted to reflect the 1:10 reverse stock split (the "Stock Split") effected on January 20, 2000 in respect of the Company's common stock, par value $.01 per share (the "Common Stock").

                                            PART I

Item 1.    Business

Introduction

        HealthCare Integrated Services, Inc. (prior to August 1, 1999 known as Healthcare Imaging Services, Inc.) and its subsidiaries (hereinafter referred to collectively as the "Company," unless the context indicates otherwise) is a multi-disciplinary provider of healthcare services. Since its formation in 1991, the Company has owned and operated fixed-site diagnostic imaging facilities. As of December 31, 1999, the Company owned and operated 10 fixed-site diagnostic imaging facilities. All but one of the Company's facilities provide magnetic resonance imaging ("MRI"), and five of the facilities also provide additional imaging technologies, including computerized axial tomography ("CAT"), nuclear medicine, bone densitometry, mammography, ultrasound and x-ray/fluoroscopy services. See "-- Diagnostic Imaging Operations - The Facilities."

        In April 1999, the Company expanded its diagnostic imaging operations by forming Atlantic Imaging Group, LLC ("Atlantic Imaging" or "AIG") to develop, market and manage statewide networks of diagnostic imaging facilities. Atlantic Imaging is a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"). The network presently consists of 85 diagnostic imaging facilities in New Jersey and currently provides services to 18 automobile insurance carriers in New Jersey. See "--Diagnostic Imaging - Atlantic Imaging Group."

        In addition, to its diagnostic imaging operations, the Company also has physician management and consulting operations. The Company provides physician management and consulting services to two of the largest independent, multi-specialty physician practices in New Jersey. See "-- Physician Management and Consulting Operations." In fiscal 1999, the Company also established clinical research operations to arrange and coordinate clinical research trials for pharmaceutical companies. To date, the Company has arranged 17 clinical studies. In addition, the Company recently launched a Web site, CliniCure.com, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. See "-- Clinical Research Operations."

        The following table shows net revenues and operating income by industry segment for the years ended December 31, 1999 and 1998. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:


                                                             December 31,

                                                           1999         1998

        Net revenues:

               Diagnostic imaging                      $20,757,013  $15,866,057
               Physician management/consulting and
                 clinical research                       1,195,271      585,000
                                                         ---------      -------
               Total                                   $21,952,284  $16,451,057
                                                       ===========  ===========

        Operating income:

               Diagnostic imaging                        $(352,465)  $2,376,285
               Physician management/consulting and
                 clinical research                         584,604      362,315
                                                           -------      -------

               Total                                      $232,139   $2,738,600
                                                          ========   ==========

        Over the past few years, the Company's results of operations have been negatively impacted by several developments in the healthcare field. Among other things, the trend in the industry towards managed care and HMOs ("Health Maintenance Organizations") has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall healthcare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. See "-- Managed Care." The Company's revenues from its diagnostic imaging operations have also been adversely affected by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 at various of the Company's New Jersey facilities. The Company has instituted measures to improve its revenues from its imaging operations, including the formation of Atlantic Imaging as noted above, but no assurances can be given that the Company's attempts will be successful. The Company also is considering various other strategic alternatives with respect to its imaging operations, including additional joint ventures and the sale and/or other disposition of all or a portion of such operations. In addition, the Company has instituted other revenue-enhancing measures, including the establishment of clinical research operations and the launching of CliniCure.com as noted above, and is actively pursuing additional alternatives to further expand its e-commerce operations and leverage its relationship with the physicians for whom it provides management and consulting services as well as with such physicians' patients.

Diagnostic Imaging Operations

        The Facilities

        The Company's 10 fixed-site facilities are as follows:



                                                       COMMENCEMENT
                                                       OF OPERATIONS
NAME                          LOCATION                 BY THE COMPANY           SERVICES

Kings Medical Diagnostic      2095 Flatbush Avenue     October 1991             MRI
Imaging, P.C.                 Brooklyn, NY
(the "Brooklyn Facility")
Edgewater Diagnostic Imaging, 725 River Road           July 1991                MRI, X-ray
P.A.                          Suite 103
(the "Edgewater Facility")    Edgewater, NJ
                              (Northern NJ)

Wayne MRI, P.A.*              516 Hamburg Turnpike     April 1992               MRI
(the "Wayne Facility")        Suite 6
                              Wayne, NJ
                              (Northern, NJ)

Rittenhouse Square Imaging    1705 Rittenhouse Square  November 1992            MRI
Associates, L.P. **           Philadelphia, PA
(the "Philadelphia Facility")
Monmouth Diagnostic Imaging,  733 Route 35             December 1993            MRI,
P.A.                          Ocean Township, NJ                                Mammography,
(the "Ocean Township" Facility)                                                 Ultrasound, CAT
                                                                                Scan, X-ray -
                                                                                Fluoroscopy and
                                                                                Bone
                                                                                Densitometry

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

Echelon Diagnostic Imaging    108 Somerdale Road       October 1998             MRI
(the "Voorhees Facility")     Voorhees, NJ
                              (Southern, NJ)










Echelon Diagnostic Imaging    600 Somerdale Road       October 1998             Mammography,
(the "Voorhees Multi-Modality Voorhees, NJ                                      Ultrasound, X-ray
Facility")                    (Southern, NJ)                                    - Fluoroscopy,
                                                                                Nuclear Medicine
                                                                                and CAT Scan

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


        * This facility is operated as a joint venture with the Company owning a 51% partnership interest and acting as the general partner. The Company is currently negotiating the purchase of the limited partners' 49% partnership interests.

        ** Until May 1, 1999, this facility was operated as a joint venture with the Company owning a 60% partnership interest and acting as the general partner. Effective May 1, 1999, the Company purchased the limited partners' 40% partnership interests.

        From October 1, 1998 until July 14, 1999, the Company operated an additional facility in Williamstown, New Jersey (the "Williamstown Facility") which provided mammography, x-ray, ultrasound and CAT scan. The facility, historically and since its acquisition in October 1998, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility and, accordingly, the Company determined to close the facility.

        Operation of the Facilities

        In the operation of its facilities, the Company either (i) leases use of its diagnostic imaging equipment to healthcare providers ("Medical Lessees"), who use the equipment to provide diagnostic imaging services to their patients or patients of other healthcare providers with whom they or the Company have contractual relationships, and the Company provides administrative, management and billing and collection services, as well as equipment and real property, to the Medical Lessees who typically pay the Company contractually negotiated fees for the use of the equipment and property, and an administrative charge for these support services or (ii) operates the facility itself and directly bills and collects from patients and third party payors. The Company's revenues are then comprised of (i) the fees it receives from the Medical Lessees, which are paid by the Medical Lessees to the Company upon the Medical Lessees' receipt of payment from, or on behalf of, its patients (the "Procedure Claims Revenues") and (ii) the fees it receives for the services it directly provides to patients (the "Direct Services Revenues").

Relationship with Medical Lessees

        Many healthcare providers do not own MRI or other diagnostic imaging technology equipment because of insufficient patient volume to justify the costs associated with the acquisition and operation of the technology, as well as the strict regulatory environment and management and marketing considerations. Depending upon features and options selected, an MRI unit costs between approximately $800,000 and $1.6 million. Many healthcare providers cannot afford a capital investment of this size or cannot utilize the equipment in a cost-effective manner. Moreover, a healthcare provider with sufficient patient volume and resources to purchase an in-house MRI unit or other diagnostic imaging technology may still contract for the use of the Company's services. Among the reasons for such use of the Company's MRI units and other technologies are: avoidance of the risk of technological obsolescence of the equipment; elimination of the need to recruit and employ qualified technicians; establishment of a patient base before an in-house MRI unit or other technology is installed; provision of additional coverage when patient demand exceeds in-house capacity; lack of a suitable interior location; changes in Medicare reimbursement systems resulting in declining profit margins for many hospitals and other healthcare providers, thereby reducing capital available to purchase new and expensive equipment; and lessening the risks of medical malpractice suits by utilizing state of the art medical technology and related services.

        For the year ended December 31, 1999, the Company had four Medical Lessees which accounted for more than 5% of its total revenues: Monmouth Diagnostic Imaging, P.A. ("MDI"), Edgewater Diagnostic Imaging, P.A. ("EDI"), Rittenhouse Square Imaging Associates, L.P. ("RSIA") and Wayne MRI, P.A. ("WYN") which accounted for approximately 20%, 8%, 7% and 6% of total revenues in fiscal 1999, respectively. For the year ended December 31, 1998, the Company had six Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM") and Kings Medical Diagnostic Imaging, P.C. ("KMDI") which accounted for approximately 27%, 14%, 14%, 9% 6% and 6% of total revenues in fiscal 1998, respectively. For the year ended December 31, 1997, the Company had five Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, and KMDI which accounted for approximately 30%, 18%, 17%, 15% and 12% of total revenues in fiscal 1997, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Lessee.

        The Beran Facilities

        On October 2, 1998 (effective October 1, 1998), HIS Imaging LLC, a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated the Voorhees Facility, (ii) Mainland Imaging Center, P.C., which operated the Mainland Facility and a radiology facility in Ocean City, New Jersey, (iii) Bloomfield Imaging Associates, P.A., which operated the Bloomfield Facility, (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield Facility and (v) Irving N. Beran, M.D., P.A., which operated the Voorhees Multi-Modality Facility and the Williamstown Facility (which the Company closed in July 1999) and a radiology facility in each of Atco and Williamstown, New Jersey (collectively, the "Beran Entities").

The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "Beran Loan") an aggregate of $2.5 million, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14.0 bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Bridge Loan"). The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of the Common Stock; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Company expects to solicit stockholder approval of the issuance of the Series D Stock during the second quarter of fiscal 2000.

        Atlantic Imaging Group

        Effective April 1999, the Company, in a 50/50 joint venture with HAI, formed Atlantic Imaging to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company provides day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI provides marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare

Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR agreed to utilize the network on an exclusive basis for any MRI services for which it refers claimants on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network presently consists of 85 diagnostic imaging facilities in New Jersey and currently provides services to 18 automobile insurance carriers in New Jersey including: Allstate Insurance Company, Palisades Safety and Insurance Association, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

Physician Management and Consulting Operations

        During fiscal 1997, the Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in January 1998 entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a management services organization ("MSO") formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty HealthCare Systems, Inc. ("Liberty"). JIHP provides management services to PMA, which is one of the largest independent, multi-specialty practices in New Jersey, comprised of over 70 physicians servicing over 80,000 patients in three locations in New Jersey. The consummation of the transaction was subject to several material conditions including, among others, the receipt of necessary financing, the approval of the issuance of the stock by the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. No definitive acquisition agreements or long-term administrative services agreement have yet been executed by all the parties. However, the Company has been providing management and consulting services to PMA since April 1998.

        Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during 1998-1999, the availability of financing for the JIHP acquisition (as well as other physician practice acquisitions) has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions. The Company is in the process of actively renegotiating the terms of the JIHP acquisition. The Company believes that such renegotiation efforts will be successful and that the merger consideration, including the cash portion, will be significantly reduced.

        Since February 1999, the Company has also been providing management and consulting services to another New Jersey based multi-specialty physician practices, North Jersey Health, P.A. ("NJ Health"). NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 25 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the

Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enables the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement.

Clinical Research Operations

        In September 1999, the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 17 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; and Glaxo Wellcome, Inc. HISCR has exclusive five-year agreements with PMA and NJ Health to arrange and coordinate clinical research trials on behalf of their over 100 physicians and 160,000 patients.

        In January 2000, the Company formed CliniCure.com, LLC, a wholly-owned subsidiary, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. CliniCure.com's Web site is intended to be an easy to navigate medical web site which will facilitate access to medical clinical trials for both patients and physicians alike. It is expected that patient users will be able to research new clinical trials beginning in a variety of areas and, if interested, will be able to apply for participation in these trials. Additionally, physicians and researchers will be able to utilize the site as a referral source in the recruitment of candidates for clinical trials.

Managed Care

        The proliferation of managed care reached virtually every healthcare market segment in the 1990s. The New Jersey TriState region was no exception, with over 40% of the population under some type of managed care plan in 1998. The growth of managed care has fostered new challenges for radiology providers as they continue to face declining reimbursements and continued consolidation among hospitals, health systems and HMOs. Managed care has pushed mainly independent radiologists to integrate with multi-facility chains for financial stability. Only 15% of the freestanding imaging centers in existence today in the U.S. are privately-owned by radiologists.

        The relationships among the TriState's physicians, managed care companies and the public are still evolving. As managed care revenue continues to become a significant portion of income for diagnostic imaging providers, radiology centers will continue to focus their efforts on forming alliances with insurance companies and healthcare networks to be assured a steady patient base.

        The Company believes that it is better positioned to compete in the managed care market than many of its competitors because it has developed and maintains contractual relationships with over 150 managed care entities. Though third-payer reimbursement continued to decrease throughout the 1990s, the Company feels that the decline was offset by the increased efficiency of its radiology equipment, namely its MRI systems, which allow facilities to complete scans more expeditiously than older generation MRI systems. In 1999, over 33% of the Company's revenue was derived from its managed care contracts, an increase of 6% from 1998. The Company is currently pursuing capitated agreements with several large managed care payers, including Aetna U.S. Healthcare, AmeriHealth and Cigna Health Plan. The Company has already gained significant market share through a capitated contract with Aetna U.S. Healthcare at its Ocean Township Facility by providing services to nearly one-half of the 40,000 Aetna U.S. Healthcare members who reside in the county. The Company believes it is poised for long term success and growth in the managed care industry by continuing to maintain and adept to the changing healthcare marketplace.

Marketing/Sales

        As of December 31, 1999, the Company employed one full-time marketing and managed care executive and 10 full-time sales representatives. The Company has also employed other part-time marketing representatives from time to time. These personnel identify and contact healthcare providers, managed care organizations and corporate subscribers which may require the Company's diagnostic imaging services. In addition, the Company enters into excess capacity arrangements whereby the Company provides, during "off-hours", the use of certain of its facilities and all ancillary services with respect to such facilities to various licensees. The Company recognizes revenue on a fixed fee per procedure basis from these arrangements.

        A significant resource for the Company's diagnostic imaging operation has been existing customer referrals. Based on the Company's estimate, there are approximately over 13,000 physicians who have referred patients to the Company's 10 facilities. A significant amount of these referrals have been generated through the efforts of the Company's sales and marketing representatives, who directly call on both existing referring physicians and potential referrers. The Company also employs consumer advertising, such as local radio spots and print advertisements, as a marketing tool to attract not only physicians, but the patient population as well.

Competition

        Consolidation continued to be the key trend among freestanding imaging centers in 1999, with multi-facility chains owning 42% of the nation's imaging centers, up from 37% in 1997. The healthcare industry, in general, is highly competitive, particularly for advanced diagnostic imaging services. In addition, to direct competition from other diagnostic imaging providers, the Company faces competition from larger healthcare providers, including hospitals and private clinics.

        A number of competitors operate fixed-site MRI and other multi-modality facilities in New York, New Jersey and Pennsylvania, the Company's service areas. Moreover, certain of these competitors have substantially greater financial resources than those of the Company, which may give them advantages in areas such as negotiating equipment acquisitions and advertising. The Company believes that it competes effectively against other fixed-site providers based on the reputation of the Company and the physicians with whom the Company has relationships, the location of the Company's facilities, the state-of-the-art equipment the Company uses and the ability of the Company to respond to demand.

        The physician management/consulting industry also is highly competitive. A rapid consolidation of the healthcare delivery system into more cohesive groups of multi-specialty healthcare providers has ensued as a result of the government's restructuring of the overall healthcare delivery system. The Company expects competition for affiliations to increase as cost containment pressures intensify and HMOs and other similar organizations demand that providers render additional services in order to become network members. Survival in this type of economic atmosphere will likely lead to increased consolidation among other management service organizations, for profit and non-profit hospitals, as well as HMO's striving to form strategic alliances with each other, in order to ensure a regional catchment area.

        The Company believes that competition for revenue among physician management and consulting organizations is dependent upon, among other things, the geographic coverage of their affiliated group practices, the type of services provided and the reputation and referral patterns of their affiliated physicians. The Company believes that due, in part, to its regional focus, it will have the ability to compete for regional capitated managed care contracts with various managed care organizations, while maintaining its existing providers' contract relationships. However, the Company has only recently established its physician management and consulting operations and certain of the Company's competitors in these operations have already established significant relationships with healthcare providers and are able to provide a wider variety of services then the Company currently can provide.

        In addition, the Company also faces intense competition in its clinical research operations. The market for patient subjects, as well as physician investigators, is highly competitive. Among others, the Company competes against traditional Clinical Research Organizations, some of whom have access to thousands of prospective investigators and their patients.

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

Reimbursement

        Many of the Company's customers are healthcare providers that are subject to extensive federal and state legislation and regulation relating to the reimbursement and control of healthcare costs. As a result of federal cost-containment legislation currently in effect, hospital in-patients covered by Medicare are classified into diagnostic related groups ("DRGs") in accordance with the patient's diagnosis, and reimbursement is limited to predetermined amounts assigned to particular DRGs based upon the diagnosis of the ailment of a patient. Generally, free-standing diagnostic imaging facilities that provide services for hospital in-patients must look to the referring hospital for payment, which the hospital must take out of its DRG reimbursement. For out-patients who are not admitted to a hospital, the Medicare approved reimbursement for single MRI scans generally range between $569 and $1,242, depending on the type of scan performed. Because Medicare reimbursement for diagnostic imaging services is limited, it does not necessarily cover all of the costs of the medical services provided. Therefore, the physicians who provide professional services at the Company's facilities may be prevented, to the extent they rely on Medicare reimbursement, from using diagnostic imaging equipment profitably after they pay use fees to the Company and other expenses of operations. However, Medicare billings currently are not a material component of the Company's revenues, and revenues associated with Medicare claims accounted for less than 8% of the Company's revenues for the year ended December 31, 1999.

        Currently, DRGs are not applicable to out-patient services that a physician may provide to non-Medicare patients at a diagnostic imaging facility. When patients are directly billed for services, most of their healthcare insurers, including Blue Cross/Blue Shield, reimburse service providers for 80% to 100% of the physician's charge for diagnostic imaging services as long as this fee is "reasonable and customary" for that geographical area. Any difference is due from the patient. The healthcare insurer determines what is considered "reasonable and customary." Some insurers have adopted DRG-type reimbursement schedules and others may be investigating the possibility of implementing such schedules, however, the Company believes that such private reimbursement schedules are not and will not be as stringent as those under the Medicare DRG program. Since patient reimbursement affects the levels of fees the Company can charge a Medical Lessee, widespread application of DRG-type reimbursement schedules could adversely affect the Company's business. In addition, the Company has entered into many contracts with managed care organizations which generally provide for lower reimbursement rates than those received from other insurance carriers.

Government Regulation

        Licensing and Certification Law

        All states in which the Company currently operates have laws that may require licensing of healthcare facilities and personnel, compliance with standards of testing and obtainment of Certificates of Need ("CON") and other required certificates for certain types of healthcare facilities and major medical equipment, such as an outpatient diagnostic imaging center using MRI or other diagnostic imaging equipment. At the present time, the licensing and certification laws of New Jersey, New York and Pennsylvania pertain to the Company's operations. Effective December 1996, the CON requirements in the State of Pennsylvania expired, and to date no new CON requirements have been implemented, but there can be no assurance that new rules or regulations will not be enacted which may affect or restrict the Company's operations in Pennsylvania, as well as affect expansion plans in Pennsylvania, if any.

        Although the licensing and certification law programs vary from state to state, generally such programs require state approval before acquiring and operating major medical equipment or establishing new inpatient services, but various exceptions apply. In New York, for example, the acquisition of MRI equipment to be placed outside of a hospital or other licensed healthcare facility which is leased and operated by an independent physician or group of physicians (such as the New York City Facility) does not require a CON. Where a CON is required, approval of the acquisition of MRI equipment may be tied to the satisfaction of various criteria relative to costs, need for the services and quality of construction and operation. In New Jersey, CON approval formerly required for MRI equipment has been eliminated; however instead New Jersey has implemented licensure requirements for most facilities offering MRI services. The licensure requirements include standards for building compliance, equipment compliance and certain operational standards. The Company believes it is in compliance with these standards at all sites at which it operates in New Jersey. The certification and licensure requirements of these states can serve as a barrier to entry and can increase the costs of and delays in certain expansions or renovations or the addition of healthcare services in the areas covered by such requirements.

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

        Although the Company believes that currently it has obtained all necessary licenses and certifications, the failure to obtain a required license or certification could have a material adverse effect on the Company's business. The Company believes that the provision of healthcare services will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and affect thereof nor the cost to the Company of compliance.

        Corporate Practice of Medicine: Fee Splitting

        The laws of many states, including all of the states in which the Company currently operates, prohibit unlicensed business corporations from exercising control over the medical judgements or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting with physicians. These laws and their interpretations vary from state to state. These laws are interpreted by both the courts and regulatory authorities. The Company's strategy in its expansion into physician management and consulting is to acquire certain assets and assume certain liabilities of, and/or to enter into service agreements with, affiliated physicians and other healthcare practitioners. Pursuant to these service agreements the Company will provide management, administrative, technical and other non-medical services to the affiliated practitioners in exchange for a fee. The Company intends to structure its relationships with the affiliated practitioners (including the purchase of assets, if any, and the provision of services under the service agreements) to keep the Company from engaging in the unlicensed corporate practice of medicine or exercising control over the medical judgements or decisions of the affiliated practitioners. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the unlicensed corporate practice of medicine in such states or that the payment of service fees to the Company by the affiliated practitioners under the service agreements constitutes fee-splitting or the unlicensed corporate practice of medicine. If such a claim were successfully asserted, the Company (and affiliated practitioners) could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DRG Method of Reimbursement

        At present, the Company receives little reimbursement for MRI and other radiology services provided on behalf of hospital inpatients. As such, little of its reimbursement comes from a DRG-type system. The Company does not anticipate that there will be an appreciable increase in hospital inpatient imaging services provided by the Company or any other imaging services that would come under a DRG-type reimbursement system. No insurers or other payors with which the Company does business has adopted DRG-type reimbursement. The Company has relationships with several hospitals for inpatient services where the hospital is reimbursed under the DRG system, but the Company receives payment on a discounted fee for service basis, not under a DRG. It is impossible for the Company to estimate the impact on the Company if payors try to implement a DRG-type system, as radiology is only one component of a bundle of services that would likely be covered.
See "-- Reimbursement."

        Anti-Kickback Statute under Federal Medicare Program

        The federal Anti-Kickback Statute, which is included in the Social Security Act, prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patient or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid.
Violations of the Anti-Kickback Statute, which is a criminal statute, are punishable by fines and/or imprisonment. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, persons convicted of violating the Anti-Kickback Statute may be excluded from the Medicare or Medicaid programs. Scrutiny by the federal government of possible unlawful arrangements between healthcare providers and referral sources extends to indirect payments which have the potential of inducing patient referrals, such as situations in which physicians hold investment interests in companies which benefit from their Medicare referrals.

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

        False Claims Act

        Several federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to obtain governmental approval or payment for a false claim. Under the False Claims Act, civil damages may include a penalty of up to three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by individuals on behalf of the government (known as a qui tam suit) and such private citizens could receive up to 30% of the recovery. The Company carefully monitors its submissions for reimbursement on behalf of the Company and its affiliated healthcare providers to assure that they are not false or fraudulent and believes that it is not in violation of the False Claims Act, but there is no assurance that such activities will not be challenged by governmental authorities or private parties resulting in a false claim action.

        State Laws

        Many states, including some where the Company operates, have laws that prohibit certain direct and indirect payments made by healthcare providers that are designed to induce referrals. Further, some states expressly prohibit referrals by physicians to entities in which such physicians have a financial interest. Sanctions for violating the state statutes may include loss of licensure for the physicians and civil and criminal penalties assessed against both the referral source and the recipient provider. The Company continues to review all aspects of its operations, and where appropriate has taken steps to insure that physicians do not have investment interests in its operations.

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

        Insurance Laws and Regulations

        Certain states have enacted statutes or adopted laws and regulations ("Laws") affecting risk assumption in the healthcare industry, including Laws that subject any physician or physician network engaged in risk-based contracting to applicable insurance Laws, which may include, among other things, Laws providing for minimum capital requirements and other safety and soundness requirements. If these Laws were applicable to the Company, failure to comply with them could have a material adverse effect on the Company's business, financial condition and results of operations. However, the states in which the Company operates provide exemptions from applicable insurance Law requirements where partial (and in certain instances, full) risk is borne by a licensed medical provider. In New Jersey, where the Company conducts the majority of its operations, state law specifically permits a licensed medical provider to assume financial risk as part of his/her provision of medical services. If these arrangements were to become a larger part of the Company's reimbursement for healthcare services, state laws currently in place in jurisdictions where the Company conducts business generally provide significant latitude from insurance requirements.

Employees

        As of December 31, 1999, the Company had 115 full-time employees, including four radiologists, 18 trained diagnostic imaging technologists, one marketing and managed care executive, ten sales representatives, and 82 administrative and clerical personnel. None of the Company's employees are represented by labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be good.

Item 2.  Properties

        The Company does not own any real property but leases space for its corporate offices in Shrewsbury, New Jersey, and its 10 facilities (one of which contains the Company's billing office). The addresses of these offices and facilities are as follows:

Corporate Offices
Shrewsbury Executive Center II
1040 Broad Street
Shrewsbury, NJ 07702                        (approximately 10,000 square feet)

Facilities
Brooklyn Facility
2095 Flatbush Avenue
Brooklyn, New York 11234                    (approximately 5,000 square feet)

Edgewater Facility
725 River Road,
Edgewater, NJ 07020                         (approximately 5,400 square feet)

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

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's 1999 Annual Meeting of Stockholders was held on December 17, 1999 (and the adjournment date on December 30, 1999). At the meeting, the following directors were elected for a one year term and until their successors are duly elected and qualified (these numbers do not reflect the Stock Split):


                      Votes          Votes          Votes                        Broker
Name                  For           Against        Withheld      Abstentions    Non-Votes

Shawn A. Friedkin     11,166,170    0              223,450       0              0
Manmohan A. Patel     11,166,170    0              223,450       0              0
Joseph J. Raymond     11,166,170    0              223,450       0              0
Michael S. Weiss      11,166,170    0              223,450       0              0
Elliott H. Vernon     11,166,170    0              223,450       0              0


The following additional matters were voted upon at the Annual Meeting:

        The approval of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Common Stock, whereby the Company would issue one new share of Common Stock in exchange for between two and eight shares of outstanding Common Stock was approved by the following vote (these numbers do not reflect the Stock Split):

       Votes             Votes         Votes                   Broke
        For             Against       Withheld        Abstentions    Non-Votes

      11,062,368        280,752         0              46,500        2,062,126

        The approval of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Common Stock, whereby the Company would issue one new share of Common Stock in exchange for between two and ten shares of outstanding Common Stock was approved by the following vote (these numbers do not reflect the Stock Split):

      Votes             Votes         Votes                  Broker
       For             Against       Withheld      Abstentions    Non-Votes

    11,153,206         483,464          0              63,500        0

                                            PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

        Since January 20, 2000, the Common Stock has been listed on The American Stock Exchange ("AMEX") under the symbol "HII". Prior thereto, it had been included in The Nasdaq National Market under the symbol "HISS".

     The following table sets forth the high and low closing sale prices for the Common Stock for the period from January 1, 1998 through April 10, 2000 based on transaction data as reported by The Nasdaq National Market (from January 1, 1997 through January 19, 2000) and AMEX (from January 20, 2000 through April 10,
2000).

                                                   High                  Low

        Year Ended December 31, 1998

        First Quarter                            $19-11/16             $9-11/16
        Second Quarter                            $17-3/16              $10
        Third Quarter                             $17-3/16             $ 6-1/4
        Fourth Quarter                            $13-1/8              $ 7-3/16

        Year Ended December 31, 1999

        First Quarter                             $14-1/16             $9-11/16
        Second Quarter                             $13-3/4               $7-1/2
        Third Quarter                              $10-5/8               $7-1/2
        Fourth Quarter                            $10-5/16               $3-3/4

        Year Ending December 31, 2000

        First Quarter                              $10-5/8               $4-1/2
        Second Quarter (through April 10, 2000)     $5-1/4               $4-3/8

        As of February 17, 2000, there were 74 holders of record of the Common Stock. The Company believes that there were approximately 2,100 beneficial holders of the Common Stock as of such date.

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

Item 6.        Selected Financial Data

        The following selected consolidated financial information is provided for the Company and its predecessor entities.



                                                               Year ended December 31,
                                           1999       1998(A)         1997           1996          1995
                                           ----       -------         ----           ----          ----

Operating Data:
Revenues                               $21,952,284  $16,451,057    $10,247,940    $ 9,787,591  $ 9,249,284

Income/(loss) before equity
earnings in AIG, minority interest
and income taxes                       $ 232,139    $ 2,738,600    $  (331,094)   $ (396,256)  $    33,227

Net income/(loss) available to
common shareholders                   $1,449,968    $ 1,978,703    $  (804,305)   $  (861,796) $  (118,430)

Income/(loss) per common  share -
basic                                 $ 1.28        $  1.88        $  (1.30)      $  (1.83)    $   (0.25)

Income/(loss) per common share -
diluted                               $ 1.25        $  1.01        $  (1.30)      $  (1.83)    $   (0.25)

Balance Sheet Data:

Working capital (deficit)
 surplus                              $9,111,585    $(2,059,665)   $ 1,152,667    $ 2,943,313  $ 1,160,247

Total assets                         $39,129,119    $42,954,653    $13,540,635    $10,566,732  $10,006,699

Current portion of long-term debt,
reserves for subleased equipment
and capital lease obligatios          $3,073,096    $15,800,300     $1,647,148    $ 1,252,613   $2,287,204

Long-term debt, reserves for
subleased equipment and capital
lease obligations less current       $13,042,238    $ 3,440,890    $ 3,101,912    $ 2,717,216  $ 3,275,445
portion

Stockholders' equity                 $16,738,994   $17,749,286     $ 5,412,898   $  5,004,807 $  3,222,876



        (A) The data relating to the year ended December 31, 1998 includes the acquisition of the Beran Entities on October 2, 1998 (effective October 1, 1998). See "Item 1. Business -- Diagnostic Imaging Operations -- The Beran Facilities."

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

     CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not historical facts or which contain the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner including the integration of acquisitions, risks regarding currently unforeseen competitive pressures affecting participants in the healthcare market and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory compliance, changes in payor reimbursement levels and technological changes. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission (the "SEC").

For the Year Ended December 31, 1999 vs. December 31, 1998

        For the year ended December 31, 1999, revenues were $21,952,284 as compared to $16,451,057 for the year ended December 31, 1998, an increase of approximately $5,501,000 or 33%. This increase was primarily due to revenues associated with the operation of the Beran Facilities acquired in October 1998 (revenues from such facilities increased by approximately $6,222,000 in fiscal 1999 as compared to fiscal 1998) and revenues associated with the Company's physician management and consulting operations (revenues from such operations increased by approximately $610,000 in fiscal 1999 as compared to fiscal 1998), all of which were partially offset by the closure of the Company's facility in Secaucus, New Jersey (the "Secaucus Facility") in May 1998 (revenues from such facility decreased by approximately $414,000 in fiscal 1999 as compared to fiscal 1998) and a decrease in revenues associated with facilities that were operated by the Company for both of the years ended December 31, 1999 and 1998 (revenues from such facilities decreased by approximately $917,000 in fiscal 1999 as compared to fiscal 1998). The same facility decline in revenues for the year ended December 31, 1999 is attributable, in part, to The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act allows for the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused some delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 at various of the Company's New Jersey facilities.

        For the year ended December 31, 1999, operating expenses were $21,720,145 as compared to $13,712,457 for the year ended December 31, 1998, an increase of approximately $8,008,000, or 58%. This increase was primarily due to
(i) expenses incurred in connection with the operation of the Beran Facilities acquired in October 1998 (expenses related to such facilities increased by approximately $6,555,000 in fiscal 1999 as compared to fiscal 1998), (ii) increased expenses associated with facilities that were operated by the Company for both of the years ended December 31, 1999 and 1998 (expenses related to such facilities increased by approximately $1,171,000 in fiscal 1999 as compared to fiscal 1998) primarily due to increased salary expenses relating to new personnel, professional fees, temporary help costs and increased maintenance agreement costs relating to new equipment not covered by manufacturers warranties and (iii) expenses relating to the Company's physician management and consulting operations (expenses related to such operations increased by approximately $388,000 in fiscal 1999 as compared to fiscal 1998).

        The operating results for the Company continue to be negatively impacted by the Brooklyn Facility. For the years ended December 31, 1999 and 1998, the Brooklyn Facility generated losses of $555,445 and $626,477 respectively. The Brooklyn Facility continues to operate at a loss. Although the Company continues to implement certain revenue enhancement measures, including excess capacity arrangements, there can be no assurance that the procedures generated at the Brooklyn Facility will be sufficient to better support the operations of the Brooklyn Facility.

For the Year Ended December 31, 1998 vs. December 31, 1997

        For the year ended December 31, 1998, revenues were $16,451,057 as compared to $10,247,940 for the year ended December 31, 1997, an increase of approximately $6,203,000 or 61%. This increase was primarily due to (i) revenues associated with the operation of the Beran Facilities acquired in October 1998 (approximately $3,049,000), (ii) an increase in same facility revenue (approximately $2,033,000) for facilities that were operated by the Company for all of 1998 and 1997, (iii) revenues associated with the operation of the New York City Facility acquired in November 1997 (approximately $805,000) and (iv) revenues associated with its physician management and consulting operations (approximately $585,000), all of which were partially offset by (x) decreased revenues at the Brooklyn Facility (approximately $159,000) and (y) the closure of the Secaucus Facility (approximately $151,000).

        For the year ended December 31, 1998, operating expenses were $13,712,457 as compared to $10,579,034 for the year ended December 31, 1997, an increase of approximately $3,133,000 or 30%. This increase was primarily due to
(i) expenses incurred
in connection with the operation of the Beran Facilities acquired in October 1998 (approximately $2,070,000), (ii) increased expenses associated with facilities that were operated by the Company for all of 1998 and 1997 (approximately $817,000) relating to an increase in the number of procedures being performed, (iii) expenses incurred in connection with the operation of the New York City Facility acquired in November 1997 (approximately $610,000), (iv) expenses relating to its physician management and consulting operations (approximately $223,000), all of which were partially offset by (x) the closure of the Secaucus Facility in May 1998 (approximately $692,000) and (y) a decrease in non-cash compensation charges in fiscal 1998 (approximately $136,000) as compared to fiscal 1997 (approximately $399,000). The fiscal 1998 non-cash compensation charges resulted from the grant of stock options to (A) a director of the Company as consideration for his agreement, in his capacity as a partner in MR Associates, to sell the Brooklyn Facility (approximately $88,000) and (B) DFS, in its capacity as financial advisor, pursuant to a five year consulting agreement (approximately $47,000) (see "-- Liquidity and Capital Resources").

        The operating results for the Company were negatively impacted by the Brooklyn Facility, the Philadelphia Facility and the Secaucus Facility. In connection with the Company's review of the viability of the Brooklyn Facility, among other things, in September 1998 the Company entered into a new lease arrangement with respect to the lease of this facility. The Company also continued its negotiations for the purchase of the limited partners' interests in the Philadelphia Facility not currently owned by it (i.e., the limited partners' interests) and consummated such purchase in May 1999. In May 1998, based upon losses already sustained and the expectation of continuing losses, the Company decided to close the Secaucus Facility and sell the mobile MRI unit it was using at such facility. The sale enabled the Company to substantially eliminate the overhead costs associated with the operations of the Secaucus Facility, including the related debt service.

        During the year ended December 31, 1997, as a corporate general partner the Company recorded $21,626 of losses attributable to the limited partnership interests in the Philadelphia Facility in excess of the limited partners' capital accounts.

Liquidity and Capital Resources of the Company

        As of December 31, 1999, the Company had a cash balance of $645,389, current assets of $14,729,312 and working capital of $9,111,585. The significant improvement in the Company's working capital is a result of the Company's renegotiation in September 1999 of the short-term $14.0 million DFS Bridge Loan into a long-term liability. As a result, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Loan at the time of renegotiation was $13,166,217. The debt bears interest at 12% per annum. The DFS Bridge loan was funded in October 1998 in connection with the Beran Acquisition and the initial repayment schedule was as follows: no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May
1999), which balloon payment date had been subsequently extended to August 1, 1999.

        Cash flows provided by operating activities were $3,101,685 for the year ended December 31, 1999, which consisted primarily of (i) net income of $1,449,968, (ii) depreciation and amortization of $3,203,530 and (iii) an increase in the allowance for doubtful accounts receivable of $1,057,000. Other significant components of cash flows provided by operating activities include
(x) an increase in deferred tax asset of $2,445,859, (y) an increase in accounts receivable of $340,223, and (z) an increase in goodwill of $224,539, all of which were partially offset by an increase in accounts payable and accrued expenses of $415,240 and a decrease in deferred transaction and financing costs of $216,088.

        Cash flows used in investing activities were $666,849 which related to purchase of property, plant and equipment.

        Cash flows used in financing activities were $3,295,570, which consisted primarily of payments on capital lease obligations of $1,513,217, payments on the DFS Bridge Loan of $1,368,704, distributions to limited partners of $531,944 and payments on obligations related to subleased equipment of $294,790, all of which were partially offset by borrowings under the revolving line of credit of $413,085.

        In December 1997, the Company agreed to guarantee a loan $1,000,000 from DFS to JIHP (the "JIHP Loan"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 1999, approximately $579,241 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated (including any requisite stockholder approvals), then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

        Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1999 and 1998, the Company had $3,251,360 and $2,838,275, respectively, of borrowings under this credit facility.

        Prior to May 1, 1999, the Philadelphia Facility was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% interest for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price has been recorded by the Company as goodwill and is being amortized over a period of 10 years.

        The Company is currently negotiating the purchase of the limited partners' ownership interests in the Wayne Facility. This facility is operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professional, who also provide consulting services to this facility (as limited partners holding in the aggregate the remaining 49% partnership interest). However, there can be no assurance that the Company will be successful in its negotiations to acquire the limited partners' ownership interest in the Wayne Facility.

        In July 1999, the Company closed the Williamstown Facility. The facility, historically and since its acquisition in October 1998, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of the Williamstown Facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

        The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting operations and clinical research operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. The Company has instituted measures to improve its revenues, including the formation of Atlantic Imaging, the establishment of clinical research operations and the launching of CliniCure.com, and is also considering various other strategic alternatives, including additional joint ventures, the sale and/or other disposition of all or a portion of its diagnostic imaging operations and expansion of its e-commerce operations. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting operations and clinical research operations, will require additional sources of financing.

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

        Independent Auditors' Report                                      F-1

        Consolidated balance sheets - December 31,
           1999 and 1998                                                  F-2

        Consolidated statements of operations -
           For the years ended December 31, 1999,
           1998 and 1997                                                  F-3

        Consolidated statements of stockholders'
           equity - For the years ended December 31,
           1999, 1998 and 1997                                            F-4

        Consolidated statements of cash flows - For the years
           ended December 31, 1999, 1998 and 1997                         F-5

        Notes to consolidated financial statements                        F-7
                                          29

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors

        The members of the Board of Directors of the Company (the "Board"), their respective ages and the period during which they have served as directors, are as follows:

                                                        Period During
           Name                            Age          Which a Director

           Shawn A. Friedkin               34           May 1996 - Present

           Manmohan A. Patel               50           December 1998 - Present

           Joseph J. Raymond               64           December 1995 - Present

           Michael S. Weiss                34           July 1998 - Present

           Elliott H. Vernon               56           July 1991 - Present

        Shawn A. Friedkin has been the President of Paramount Funding Corporation, a Florida based factoring company which he founded, since its formation in July 1992. Since its formation in 1997, Mr. Friedkin has also been the President of SB Capital Group, a Florida-based venture investment company he founded which has investments in the private education sector and medical devices. From January 1990 through June 1992, Mr. Friedkin was the Vice President of Friedkin Industries, a Florida company engaged in the aluminum extrusion and eyeglass manufacturing businesses. Mr. Friedkin is the founder of Stand Among Friends, a non-profit public charity focused on promoting the research, education and advocacy of neurological disorders and also is the Secretary of the National Council on Spinal Cord Injury. Mr. Friedkin is a graduate of Syracuse University School of Management.

     Manmohan A. Patel, M.D. has been the Chairman of JIHP since August 1995. Dr. Patel was one of the founders of PMA and currently is its President. Dr. Patel is a practicing internist specializing in pulmonary diseases and critical care and has received board certifications in the following five specialties: internal medicine, pulmonary diseases, critical care, emergency medicine and geriatric medicine. Dr. Patel received his M.D. from Mahatma Gandhi Medical College in India in 1973. He was an intern at the M.M. Medical College in India, at West Middlesex Hospital in Britain, at Loyola University, at the Stitch
Medical School in Chicago, Illinois and at the Catholic Medical Center of Brooklyn and Queens in New York and had fellowships with Bellevue Hospital and New York University

Medical Center. Since 1994, Dr. Patel has been a member of the Board of Trustees of the Meadowlands Hospital Medical Center in Secaucus, New Jersey, and since 1995, Dr. Patel has been a member of the Board of Trustees of Liberty HealthCare System, Inc. which is a New Jersey-based teaching hospital system that is affiliated with Mt. Sinai Health System in New York.

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

     Michael S. Weiss, Esq. has been the Chairman and Chief Executive Officer of CancerEducation.com, Inc., an Internet-based health information company, since April 1999. Prior thereto, from November 1993 until April 1999, he was a Senior Managing Director of Paramount Capital, Inc. (a private investment banking firm) ("Paramount") and held various other positions with Paramount and certain of its affiliates. Mr. Weiss is also the Vice Chairman of Genta Incorporated, a publicly-traded biotechnology company, and Chairman of Heavenlydoor.com Inc. (f/k/a Procept, Inc.) ("Heavenlydoor"), a publicly-traded holding company engaged in providing both funeral-related services over the Internet as well as developing novel drugs for the prevention of infectious diseases, with a primary focus on the HIV disease. In addition, Mr. Weiss is also a member of the Board of Directors of AVAX Technologies, Inc., a publicly-traded biotechnology company. Additionally, Mr. Weiss is a member of the Board of Directors of several privately-held biotechnology companies. Prior to joining Paramount, Mr. Weiss was an attorney with the law firm of Cravath, Swaine & Moore. Mr. Weiss received his J.D. from Columbia University School of Law and his B.S. in Finance from the State University of New York at Albany.

        Elliott H. Vernon, Esq. has been the Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in July 1991. He also was the President of the Company from July 1991 until August 1999. For over ten years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership ("MR Associates") which is the general partner of DMR Associates, L.P., a Delaware limited partnership which was the Company's landlord of the Brooklyn Facility until September 1998. From December 1995 until it merged with Procept, Inc. in March 1999, Mr. Vernon was a director of Pacific Pharmaceuticals, Inc., a publicly-traded company engaged in the development and commercialization of medical products with a primary focus on cancer treatment. Mr. Vernon was a director of Procept (a publicly-traded biotechnology company) from December 1997 until it merged with Heavenlydoor in January 2000 and thereafter has been a director of Heavenlydoor. Mr. Vernon is also one of the founders of TNI and was, until April 1997, a director THH. Mr. Vernon is also a principal of HealthCare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director and the Executive Vice President and General Counsel of the Wall Street firm of Aegis Holdings Corporation which offered financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis. Prior to entering the healthcare field on a full-time basis, Mr. Vernon was in private practice as a trial attorney specializing in federal white collar criminal and federal regulatory matters. Prior to founding his own law firm in 1973, Mr. Vernon was commissioned as a Regular Army infantry officer in the United States Army (1964). He is a former paratrooper and Vietnam War veteran with service in the 82nd Airborne Division and 173rd Airborne Brigade. Upon his return from Vietnam in 1970, Mr. Vernon served as Chief Prosecutor and Director of Legal Services at the United States Army Communications and Electronics Command until 1973.

Executive Officers

        The names of the current executive officers of the Company and certain information about them, are set forth below.

        Name                               Age            Position

        Elliott H. Vernon (1)       57     Chairman of the Board and Chief
                                           Executive Officer

        Robert D. Baca              43     President and Chief Operating Officer

        Scott P. McGrory            35     Vice President, Controller

        Mark R. Vernon (1)          52     Senior Vice President


(1)     Elliott H. Vernon and Mark R. Vernon are brothers.

        See above for information regarding Mr. Vernon.

        Robert D. Baca, C.P.A., became the President and Chief Operating Officer of HIS PPM Co., a Delaware corporation and wholly-owned subsidiary of the Company formed to engage in the physician practice management business ("HIS PPM") in April 1998, and in August 1999 he was elevated to the position of the President and Chief Operating Officer of the Company. From May 1997 to March 1998, Mr. Baca was the Senior Vice President of Corporate Development for Medical Resources, Inc. ("Medical Resources"), a publicly-held diagnostic imaging company. Mr. Baca was a founder of Capstone Management, Inc. ("Capstone"), a diagnostic imaging company which was acquired by Medical Resources in May 1997, and was, from June 1993 to May 1997, the Chief Executive Officer and Chief Financial Officer of Capstone. Mr. Baca received a M.S. in Taxation from Villanova Law School in 1985 and received a B.S. in Accounting from the University of Delaware in 1978. Mr. Baca is a certified public accountant.

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

        Mark R. Vernon has been a Senior Vice President of the Company since April 1999 and has been the President of Atlantic Imaging since its formation in April 1999. From April 1997 until April 1999, he was employed as an officer of the Company in charge of field operations. Since September 1994, he also has served as the Chairman of the Board, President and Chief Executive Officer of Omni Medical Imaging, Inc., which company subleased the Company's mobile MRI units from September 1994 until July 1996. See "Certain Relationships and Related Transactions." From January 1991 until August 1994, he was the Vice President of Field Operations of the Company. From February 1981 until November 1989, he was the President of National Labor Service, Inc. and from November 1975 until January 1981, he was the President of Country Wide Personnel, Inc., which are employment support companies that supplied employees to Fortune 500 and other corporations. From 1966 until 1971, Mr. Vernon was a Staff Sergeant in the United States Army and served in Vietnam from 1966 until 1967.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company (collectively, "Section 16 reports") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during fiscal 1999, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis, except that (i) each of Robert D. Baca and Mark R. Vernon did not timely file a Form 3 with respect to his becoming an executive officer of the Company, (ii) each of Samuel Beran, Phyllis Beran, Beran/Management III Partners Trust and Beran/Echelon I Shareholders Trust did not timely file a Form 3 with respect to his/her/its becoming a 10% stockholder of the Company, and (iii) Joseph J. Raymond, a director of the Company, did not timely file a Form 4 with respect to nine transactions.

Item 11.   Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by, or paid to, the Chief Executive Officer and each other executive officer of the Company (whose total annual salary and bonus exceed $100,000) for services rendered in all capacities to the Company and its subsidiaries during fiscal 1999, 1998 and 1997 (the "named executive officers"):


                                                                   Long Term
                                                                   Compensation
                                                                   Awards
                                                                   ------
                                           Annual Compensation
                                           -------------------

                                                          Other
                                                          Annual        Securities    All
Name and Principal                                        Compensation  Underlying    Other
Position               Year   Salary ($)    Bonus ($)        ($)(1)       Options (#)   Compensation
----------------------------  ----------    ---------   --------------  --------      ------------

ELLIOTT H.
VERNON................ 1999   $281,541     $325,000       $33,951(2)    25,000             --
 (Chairman of the
 Board and Chief       1998   $244,272     $328,829       $19,249(2)      --               --
Executive Officer)
                       1997   $100,415         --         $29,359(2)    50,000          $88,076(3)


ROBERT D.
BACA ..................1999   $227,202      $25,000          --         15,000             --
(President and Chief
Operating Officer)     1998   $165,808(4)   $32,588          --         35,000             --


MARK R.
VERNON.................1999   $105,750        --             --           --               --
(Senior Vice
President)


SCOTT P.
MCGRORY.............   1999    $97,404        5,000          --           --               --
(Vice President,
Controller)


(1) Unless noted, the value of prerequisites and other personal benefits, securities and other property paid to or accrued for the named executive officers did not exceed $50,000 for each such officer, or 10% of such officer's total reported salary and bonus, and thus are not included in the table.

(2) Represent payments for personal life and disability insurance and medical payments made by the Company on behalf of Mr. Vernon pursuant to Mr. Vernon's employment agreement.

(3) Represents a non-interest bearing advance made to Mr. Vernon during fiscal 1997. See "Certain Relationships and Related Transactions."

(4) Represent compensation beginning on April 13, 1998, the commencement date of Mr. Baca's employment with HIS PPM. He became the President and Chief Operating Officer of the Company in August 1999.

Compensation of Directors

        The Company does not presently pay non-employee directors any cash fees in connection with their services as such; however, the Company reimburses them for all costs and expenses incident to their participation in meetings of the Board and its committees. In addition, non-employee directors (other than members of the Stock Option Committee) are entitled to participate in the Company's 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan") and the Company's 1997 Omnibus Incentive Plan (the "Omnibus Plan"). Pursuant to the Directors Plan, stock options exercisable to purchase an aggregate of 2,500 shares of Common Stock automatically are granted to newly-elected or appointed non-employee directors of the Company. In addition, as approved by the stockholders at the 1998 annual meeting of stockholders, the Directors Plan further provides that non-employee directors are entitled to receive stock options to purchase 500 shares of Common Stock (the "Fee Options") for a Plan Year (as defined in the plan) in the event no annual cash director's fees are paid by the Company for such Plan Year and may also elect to receive the Fee Options in lieu of any cash director's fee otherwise payable by the Company to such director for such Plan Year. It is not currently contemplated that Fee Options will be issued to the non-employee directors for the 1999 Plan Year.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

        Elliott H. Vernon. As of February 1, 1996, the Company amended its then current employment agreement with Mr. Vernon. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to
October 22, 1997 and during such one year extension Mr. Vernon's annual base compensation was reduced from $200,000 to $100,000. In addition, upon execution of such amendment, options that Mr. Vernon held as of such date exercisable to purchase an aggregate of 27,000 shares of Common Stock under the Company's 1991 Stock Option Plan (the "1991 Plan") (at exercise prices ranging from $15.00 to $50.00 per share) were terminated and the Company granted him options exercisable to purchase an aggregate of 50,000 shares of Common Stock at a cash exercise price of $7.50 per share (the "Vernon New Options"). Furthermore, as additional incentive compensation, upon execution of such amendment, Mr. Vernon received from the Company a restricted stock award of 25,000 shares of Common Stock. The restrictions thereon lapsed upon consummation by the Company of the Beran Acquisition on October 2, 1998. Mr. Vernon is entitled to certain demand and "piggyback" registration rights with respect to such 25,000 shares and the 50,000 shares of Common Stock issuable upon exercise of the Vernon New Options. At any time commencing April 16, 1996 and ending April 16, 2000, Mr. Vernon has the right to demand that the Company prepare and file, and use its best efforts to cause to become effective, a registration statement under the Act to permit the sale of such shares. The Company will be obligated to file one such registration statement for which all expenses (other than fees of counsel for such holders and underwriting discounts) will be payable by the Company.

        Effective in November 1997, the Company entered into a new three year employment agreement with Mr. Vernon (which was extended to five years in August
1999). Pursuant to such new employment agreement, Mr. Vernon agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base of $250,000, subject to annual increases equal to the greater of (a) 10% or (b) the same percentage as the increase during the immediately preceding calendar year in the United States Department of Labor, Bureau of Labor Statistics, Consumer Price Index for All Urban Consumers (1962-1984=100) (the "CPI") or (c) such greater amount as may be determined by the Board. Mr. Vernon's current base salary is $302,500. The employment agreement provides that, upon the consummation by the Company of the proposed acquisition of JIHP, Mr. Vernon will receive (i) a cash bonus of $250,000 and
(ii) stock options to purchase 25,000 shares of Common Stock at an exercise price equal to the average of the fair market value (as defined in the Omnibus
Plan) of the Common Stock for the ten consecutive trading days immediately preceding the closing date of such acquisition (which stock options will vest in 25% increments over four years from the date of grant). (In August 1999, these stock options were issued to Mr. Vernon at an exercise price of $10.60 per share, subject to consummation of the JIHP acquisition on or prior to December 31, 2000). On each anniversary of the commencement date of the employment agreement, the term is extended for an additional one year. The employment agreement also provides that if Mr. Vernon resigns for "Good Reason" (as defined in the employment agreement), Mr. Vernon will be entitled to receive a payment of 2.99 times his highest annual salary and bonus pursuant to the employment agreement. In the event Mr. Vernon's employment is terminated for "Disability" (as defined in the employment agreement), Mr. Vernon will continue to be paid his base salary for a period of six months after such date (which amount will be reduced by any disability payments received by him). Mr. Vernon's employment agreement also provides that in the event his employment is terminated for "Cause" or because of his death, Mr. Vernon or his designated beneficiaries, as the case may be, shall only be entitled to be paid his base salary through the month in which such termination occurred.

        Mr. Vernon's new employment agreement also provides for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes. Mr. Vernon is entitled to not less than 50% of such bonus pool, and the Board or a duly constituted committee thereof may allocate additional amounts of the bonus pool to Mr. Vernon. It is expected that the entitlement of the other officers of the Company to the remainder of such bonus pool (if any) will be made by Mr. Vernon in his capacity as the Chairman of the Board and Chief Executive Officer of the Company, subject to the contractual rights of other persons entitled to participate in such bonus pool, and to the concurrence of the Board or a duly constituted committee thereof. (The Company has guaranteed Mr. Vernon a cash bonus of $325,000 for fiscal 1999). In addition, the employment agreement provides for certain insurance and automobile benefits for Mr. Vernon and his participation in the Company's other benefit plans. The employment agreement provides that Mr. Vernon will be entitled to reimbursement of up to $10,000 per annum for medical expenses not covered by insurance for himself and his immediate family. In connection with the Board's approval in November 1997 of the material terms of this new employment agreement, Mr. Vernon was granted stock options to purchase 47,120 shares of Common Stock under the 1991 Plan and 2,880 shares of Common Stock under the Omnibus Plan at an exercise price of $10.625 per share. Such options vest in 25% increments upon the Common Stock attaining, for a period of 20 consecutive trading days, a fair market value (as defined in the applicable plan) of $25.00, $50.00, $75.00 and $100.00, respectively. Notwithstanding the foregoing, each such option shall become fully vested upon the earlier to occur of (x) the fifth anniversary of the grant date of such option and (y) a "Change in Control" (as defined in the Omnibus Plan). (In August 1999, these options were amended to provide for automatic vesting in 20% increments on each anniversary of the grant date.)

        In August 1999, Mr. Vernon resigned as President of the Company and Mr. Baca became the President and Chief Operating Officer of the Company.

        Robert D. Baca. As of April 13, 1998, HIS PPM entered into a three year employment agreement with Robert D. Baca, pursuant to which Mr. Baca agreed to serve as its President and Chief Operating Officer at an annual base salary of $225,000 (subject to annual increases by the same percentage as the increase during the immediately preceding calendar year in the CPI or such greater amount as may be determined by the Board). Mr. Baca's current base salary is $228,627. The employment agreement is subject to successive one year renewal periods and provides for Mr. Baca's participation in the employee benefit programs and plans of HIS PPM as well as a monthly automobile allowance. As incentive compensation, in connection with the execution of the employment agreement, Mr. Baca received (i) a stock option under the Omnibus Plan to purchase 20,000 shares of Common Stock at an exercise price of $13.125 per share (which option vested 50% on the date of grant and the remaining 10,000 shares will vest in increments of one-third upon the Common Stock attaining, during the Term (as defined in the employment agreement), an average Fair Market Value (as defined in the Omnibus Plan) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $50.00, $80.00 and $120.00 per share, respectively; provided, however, that in any event the remaining 10,000 shares shall vest in increments of one-third on each subsequent anniversary of the grant date of the option, and the option will become fully vested immediately upon a Change in Control (as defined in the Omnibus Plan)) and (ii) subject to ratification and approval of the Company's stockholders, a stock option, not issued under the Omnibus Plan (since at the time of grant there were not enough shares available for issuance under the Omnibus Plan to allow for such issuance thereunder) but which shall, nonetheless, be subject to the terms and conditions of the Omnibus Plan, to purchase 15,000 shares of Common Stock at an exercise price of $75.00 per share (with respect to 5,000 of the shares subject to the options), $100.00 per share (with respect to 5,000 of the shares subject to the option) and $125.00 per share (with respect to 5,000 of the shares subject to the option) (which option will vest upon the attainment of any two of the three following objectives: (a) the Company achieving gross revenues of $100.0 million in any fiscal year during the Term, (b) the Company achieving net income of $12.0 million in any fiscal year during the Term or (3) the Common Stock attaining, during the Term, an average Fair Market Value (as defined in the option) for a period of 20 consecutive trading days, and a Fair Market Value on the last day of such 20 day period, of $200.00 per share; provided, however, that in any event the option will vest on the third anniversary of the grant date of the option, and the option will become fully vested immediately upon a Change in Control of HIS PPM (as defined in the option)). Stockholder ratification and approval of such stock option was obtained at the 1998 annual meeting of stockholders.

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

        In August 1999, Mr. Vernon resigned as President of the Company and Mr. Baca became the President and Chief Operating Officer of the Company. In connection with such elevation, Mr. Baca was granted an option to purchase 15,000 shares of Common Stock at an exercise price of $13.125 per share (subject to consummation of the JIHP acquisition on or prior to December 31, 2000).

Option Grants in Fiscal 1999

        The following table sets forth each grant of stock options made by the Company during fiscal 1999 to each of the named executive officers:





                                                                                   Potential Realizable
                  Number of                                                  Value at Assumed Annual Rates of
                 Securities  % of Total Options   Exercise                     Stock Price Appreciation for
                 Underlying      Granted to     or Base Price                         Option Term 1
                                                                                      -----------
                  Options      Employee in       ($/Share)   Expiration Date
Name             Granted($)     Fiscal Year         Range         Range
----             ----------     -----------         -----         -----

                                                                                5%($)           10%($)
                                                                                -----           ------
Elliott H. Vernon  25,000(2)         61.8%           $10.60       Aug. 2009     $123,814       $313,768
Robert D. Baca     15,000(2)         37.1%           $13.125      Aug. 2009     $166,657       $422,342



---------
(1) The potential realizable values represent future opportunity and have not been reduced to present value in 1999 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the SEC for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

(2) These options were granted under the Omnibus Plan and vest in increments of 20% on each anniversary of the grant date; provided, however, that in no event shall the option become  exercisable  until the  consummation  of the
     JIHP acquisition and such option shall expire unexercised if the acquisition does not occur on or prior to December 31, 2000.


Aggregated Option Exercises in Fiscal 1999 and 1999 Fiscal Year End Option
Values

        The following table summarizes for each of the named executive officers the total number of unexercised stock options held at December 31, 1999 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1999. No options were exercised by such persons during fiscal 1999. The value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise or base price and the fair market value (i.e., the closing sale price on such date) of the underlying Common Stock on December 31, 1999 (the last trading day in fiscal 1999), which was $10.3125 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be, realized. The stock options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that these values will be realized.

        The Company does not have any stock appreciation rights ("SARs") outstanding.



                                                    Securities Underlying
                                                    Number of                 Value of Unexercised
                                                    Unexercised Options       In-the-Money
                                                    at                        Options at
                                                    Fiscal Year End           Fiscal Year End


                  Shares Acquired      Value              Exercisable/             Exercisable/
      Name        on Exercise(#)     Realized($)          Unexercisable            Unexercisable

Elliott H.
Vernon                  -0-              N/A              75,000/50,000             $140,625/$0

Robert D.
Baca                    -0-              N/A              13,333/36,667                $0/$0

Mark R.
Vernon                  -0-              N/A              11,500/8,500             $9,844/$8,906

Scott P.
McGrory                 -0-              N/A               3,810/1,250             $6,328/$3,516


Item 12.       Security Ownership of Certain Beneficial Owners and Management

Common Stock Ownership

     The table below sets forth the beneficial ownership of the outstanding shares of Common Stock as of April 10, 2000 of (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors and director nominees, (iii) each of the Company's executive officers named in the Summary Compensation Table, and
(iv) all of the Company's directors and executive officers as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding shares of Common Stock.
                              As of April 10, 2000

                                                   Number               Percent
                                                   of Shares (1)        of Class

     Beran Entities (2)                            209,477              15.57%
     c/o Phyllis Beran
     10 Grove Street
     Cherry Hill, NJ 08002

     Elliott H. Vernon (3)                         158,050              13.05%
     c/o HealthCare Integrated Services, Inc.
     Shrewsbury Executive Center II
     1040 Broad Street
     Shrewsbury, New Jersey 07702

     Elliot Loewenstern (4)                        75,000                6.19%
     6700 North Andrews Avenue
     Suite 401
     Fort Lauderdale, FL 33309

     Ulises C. Sabato, M.D. (5)                    81,237                7.12%
     106 Grand Avenue
     Englewood, NJ 07631

     Shawn A. Friedkin (6)                         3,700                  *

     Manmohan A. Patel, M.D.(6)                    31,200                2.74%

     Joseph J. Raymond (6)(7)                      18,700                1.62%

     Michael S. Weiss (6)                          2,200                  *

     Robert D. Baca (8)                            21,666                1.88%

     All directors and                            251,526               19.83%
     executive officers
     as a group (8 persons) (9)


(1) In no case was voting and investment power shared with others, other than as expressly set forth herein. The information set forth in this table regarding a person's/entity's beneficial ownership has been derived from information provided by such person/entity (including, in some instances, from information set forth in a Schedule 13D filed with the SEC).

(2) Such shares represent beneficial ownership of shares of Common Stock issuable upon conversion of all outstanding shares of Series D Stock held by the liquidating trusts of the Beran Entities. See "- Series D Stock Ownership" for additional information regarding these shares as well as a listing of each entity's individual holdings. Samuel J. Beran, M.D. and his mother, Phyllis Beran, are the co-trustees of the liquidating trusts and may be deemed to be the beneficial owners of the shares owned by the trusts. The address of Dr. Beran is 15 Pondview Close, Chappaqua, New York 10514 and the address of Mrs. Beran is 10 Grove Street, Cherry Hill, NJ 08002.

(3) Includes beneficial ownership of an aggregate of 75,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 50,000 shares of Common Stock issuable upon the exercise of certain stock options which are not exercisable within 60 days of the Record Date. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(4) Includes beneficial ownership of an aggregate of (i) 12,500 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by the Stephanie Loewenstern Irrevocable Trust, (ii) 12,500 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options held by the Brett Loewenstern Irrevocable Trust, (iii) 12,500 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options held by the Victoria Loewenstern Irrevocable Trust and (iv) 37,500 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options owned by Akiva Merchant Group, Inc. Mr. Loewenstern is the trustee of each of the aforementioned trusts and the sole stockholder and President of Akiva Merchant Group, Inc.

(5) Includes beneficial ownership of an aggregate 5,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. See "Certain Relationships and Related Transactions."

(6) Such shares include shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the Directors Plan.

(7) Includes an aggregate of 15,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options.

(8) Includes an aggregate of 16,666 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 33,334 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of the Record Date. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(9) Includes an aggregate of 133,376 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of the Record Date. See footnotes (3), (6), (7) and (8) above. Does not include an aggregate of 101,784 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of the Record Date. See footnotes (3) and (8) above.

Series D Stock Ownership

        The table below sets forth the beneficial ownership of the outstanding shares of Series D Stock (and the beneficial ownership of Common Stock issuable upon conversion of the Series D Stock) as of the Record Date. None of the Company's directors, Director Nominees or executive officers own any shares of Series D Stock. An asterisk indicates beneficial ownership of less than 1% of the shares.

     An aggregate of 887.385 shares of Series D Stock (the "Beran Issuance") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference) were issued by the Company in October 1998 in connection with the Beran Acquisition. The companies that received these shares are in the process of being dissolved and liquidating their assets, and the shares of Series D Stock currently are held by their respective liquidating trusts. There are currently an aggregate of 633.647 shares of Series D Stock outstanding having an aggregate liquidation preference of $6,653,301.50 (i.e., $10,500 per share liquidation preference) as a result of an adjustment in the purchase price of these assets.

     The holders of the Series D Stock are entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of Common Stock; provided that until the Company obtains stockholder approval (which approval has not yet been obtained) of the Beran Issuance, the holders of the Series D Stock only will be able to convert such shares into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of the date of issuance of the Series D Stock (i.e., approximately 209,477 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of Company stockholders (other than the ratification and approval of the Beran Issuance); provided that until the Company obtains stockholder approval (which approval has not yet been obtained) of the Beran Issuance, the aggregate voting rights of the holders of the Series D Stock shall not exceed 19.9% of the outstanding Common Stock as of the date of issuance of the Series D Stock (i.e., approximately 209,477 shares). In addition, certain matters also require the affirmative vote of the holders of the Series D Stock voting separately as a class in addition to the affirmative vote of the holders of the Common Stock and Series D Stock voting together as a single class. Due to timing constraints, stockholder approval of the Beran Issuance was not solicited prior to the consummation of the Beran Acquisition and such issuance of preferred stock in October 1998. The Company expects to convene a special meeting during the second quarter of fiscal 2000 for the ratification and approval of the Beran Issuance.

     Upon certain events (as described more fully in the Certificate of Designations, Preferences and Rights of the Series D Stock), including the Company's failure to redeem the Series D Stock prior to March 1, 1999, the holders of the Series D Stock have the right to cause the Company to call a special meeting of stockholders for the purpose of electing directors. Upon stockholder ratification and approval of the Beran Issuance, assuming the holders of the Series D Stock were to act collectively, such holders would be in a position to influence the election of the Company's directors and other matters requiring stockholder approval. Dr. Samuel J. Beran and his mother, Phyllis Beran, are currently the co-trustees of each of the holders of the Series D Stock and as such share voting and dispositive power with respect to the shares owned by these holders. The information set forth in the following table regarding a person's/entity's beneficial ownership has been derived from a Schedule 13D filed by such person/entity with the SEC.

                                    As of April 10, 2000

                             Number of      Percent   Number of         Percent
                             Shares of      of        Shares of           of
                             Series D Stock Class     Common Stock (1)  Class(1)

Beran/Bloomfield IV          44.355          7%       14,663.38           1.09%
  Shareholders Trust (2)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/Echelon I              329.496        52%      108,927,87            8.1%
  Shareholders Trust (3)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/INB V                    19.01         3%        6,284.48             *
  Shareholders Trust (4)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/Mainland II             69.701        11%       23,042.28           1.71%
  Shareholders Trust (5)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/Management III         171.085       27%        56,558.84            4.2%
  Shareholders Trust
  Associates, L.P. (6)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

(1) Does not take into account stockholder ratification and approval of the Beran Issuance which will increase the number of shares of Common Stock issuable upon conversion of the Series D Stock and the voting rights thereof. Percent of Class calculated based upon 1,135,699 shares of Common Stock outstanding as of the Record Date and approximately 209,477 shares of Common Stock issuable upon conversion of all outstanding shares of Series D Stock (assuming no stockholder approval of the Beran Issuance).

(2)     Includes  1.145  shares of Series D Stock  held in escrow in  respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(3)     Includes  8.508  shares of Series D Stock  held in escrow in  respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(4)     Includes  0.491  shares of Series D Stock  held in escrow in  respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(5) Includes 1.8 shares of Series D Stock held in escrow in respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

(6)     Includes  4.418  shares of Series D Stock  hold in escrow in  respect of certain post-closing adjustments in connection with the Beran Acquisition. The holder currently has the right to vote such shares. Samuel J. Beran, M.D. and Phyllis Beran, the co-trustees of the holder, may be deemed to be the beneficial owners of the shares owned by the holder.

Item 13.       Certain Relationships and Related Transactions

               At December 31, 1999 and 1998, Elliott H. Vernon (the Company's Chairman of the Board and Chief Executive Officer) (the "CEO") owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

               The Company entered into an arrangement, effective September 1, 1994 until July 1996, pursuant to which it operated solely as a sublessor of its four mobile MRI units rather than as an operator of such equipment. Mark R. Vernon, the brother of the CEO and an officer of the Company since April 1997, is the President and a significant stockholder of such sublessee of the Company's mobile MRI equipment. The other stockholders of the sublessee include certain former customers of the Company. The sublease provided for monthly payments to the Company, which commenced September 1, 1994, in the amount of $50,000 per month for the first three months and $115,000 per month for the next 45 months. These monthly payments included maintenance and insurance of approximately $44,000 per month paid directly by the Company. The total monthly sublease payments due to the Company were collateralized by the accounts receivable due to the sublessee by the sublessee's mobile MRI customers. Effective May 1, 1995, the sublease agreement was amended to provide for monthly payments to the Company in the amount of $76,373 per month for the next 40 months excluding maintenance of $38,627 per month originally paid directly by the Company since the sublessee entered into a maintenance agreement with an unrelated third party and began paying the equipment maintenance directly for the subleased mobile MRI units. At December 31, 1994, the sublessee was current with its monthly payment obligations. However, for fiscal 1995, the Company was entitled to receive from the sublessee approximately $1,047,000 in rental income of which it received approximately $685,000 resulting in past due amounts of approximately $362,000. The Company, due to the sublessee's failure to remain current with its 1995 monthly payment obligations, notified the sublessee that it was in default of the sublease agreement. As a result, after assessing the sublease business arrangement, the Company sold one of its mobile MRI units for $625,000 in December 1995, which in turn reduced the sublessee's monthly payment obligation to the Company from $76,373 to $52,582 a month for the remaining 33 months of the sublease. As a result of the sale of the mobile MRI unit, the Company incurred a loss of approximately $31,000 representing the difference between the remaining sublease income attributable to such mobile MRI unit and the sale proceeds received. In February 1996, the Company terminated the master agreement with the sublessee and repossessed the remaining three mobile MRI units from the sublessee as a result of the failure of the sublessee and its customers to satisfy their obligations thereunder to the Company. At such time, the sublessee owed the Company approximately $456,000. In an attempt to satisfy the past due amounts owed to the Company, the sublessee and its customers provided the Company with cash (aggregating approximately $75,000) and additional patient receivable claims (aggregating approximately $504,000) to partially offset the amounts they owed to the Company. The additional patient receivable claims were to supplement the amounts previously submitted to the Company to satisfy prior past due indebtedness from the sublessee and its customers. The Company soon after returned the three mobile MRI units to the sublessee. Effective July 27, 1996, the Company again repossessed the three mobile MRI units due to the sublessee's continuing failure to meet its obligations to the Company. At such time, the sublessee owed the Company approximately $532,000. In August 1996, the Company entered into a lease purchase agreement with respect to the sale of one of the Company's mobile MRI units. The lease purchase agreement provided for a $20,000 down payment upon execution of the agreement, 11 monthly installments of $5,000 each which commenced October 1, 1996 and a final payment of $35,000 due in September 1997. Such amounts have been paid. The Company has entered into an agreement with certain other creditors of the sublessee in respect of the collection of the sublessee's receivables. As of December 31, 1999, the amount of the sublessee's past due indebtedness was approximately $196,000 (which amount has been fully reserved for by the Company in its financial statements).

               During fiscal 1999, Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director since October 1997 and the supervising radiologist at three of the Company's facilities, was the majority shareholder and officer of three of the Medical
Lessees: MRILM, MDI and KMDI. For fiscal 1999, MRILM, MDI and KMDI paid the Company approximately $886,193, $5,828,972 and $1,337,318, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by MRILM, MDI and KMDI accounted for approximately 4%, 20% and 3%, respectively, of the Company's total revenues in fiscal 1999. For fiscal 1999, MRILM, MDI and KMDI paid Dr. Braff approximately $85,528, $222,000 and $98,855, respectively, in fees for professional services rendered by him on their behalf. Such entities have continued to be Medical Lessees of the Company's in fiscal 2000.

               In May 1999, the Company entered into a consulting agreement with Ulises C. Sabato, M.D., a significant stockholder of the Company, for a one year term. (The Company had previously entered into one-year consulting agreements with Dr. Sabato during fiscal 1996, 1997 and 1998.) Pursuant to such agreement, Dr. Sabato has agreed to provide such consultation and advice as the Company may reasonable request, including advice in respect of new developments in the diagnostic imaging market and the Company's relationships with current and potential referral sources, and assistance in the development of Company newsletters and the preparation and arrangement of seminars, luncheons and other training and education vehicles for current and potential referral sources, and assistance to the Company in the expansion of its physician management and consulting operations. Pursuant to such agreement, Dr. Sabato is entitled to an annual consulting fee of $48,000. During fiscal 1999, Dr. Sabato was paid an aggregate of $28,000 in consulting fees under the consulting agreement.

               In February 1998, the Company entered into a consulting agreement with Dr. Manmohan A. Patel, a director of the Company since December 1998, for a one year term commencing February 27, 1998. Such agreement was extended until (and expired as of) December 31, 1999. Pursuant to such agreement, Dr. Patel had agreed to provide such consultation and advice as the Company may reasonably request, including advice in respect of the Company's development of its physician management operations. Such agreement was to terminate upon the earlier to occur of (i) the execution of an employment agreement between the Company and Dr. Patel (the "Patel Employment Agreement"), or (ii) the expiration or termination of such agreement pursuant to the terms thereof. Pursuant to such agreement, and in contemplation of the services to be rendered pursuant to the Patel Employment Agreement, the Company granted Dr. Patel stock options exercisable to purchase an aggregate of 30,000 shares of Common Stock under the terms and conditions of the Omnibus Plan. Such stock options are exercisable at $17.1875 per share, the closing sales price of the Common Stock on the Nasdaq NMS on the date of grant, and vest in increments of 25% (i.e., 7,500 shares) upon the Common Stock attaining, for a period of 20 consecutive trading days, a fair market value (as defined in the Omnibus Plan) of $25.00, $50.00, $75.00 and $100.00, respectively. Notwithstanding the foregoing, such stock options shall become fully vested upon the earlier to occur of (x) the fifth anniversary of the grant date of the stock options and (y) a "Change in Control" as defined in the Omnibus Plan: provided, however, that in no event shall any shares be purchasable under such stock options unless and until Dr. Patel has become a full-time employee of the Company. (In August 1999, these options were amended to provide for automatic vesting in 20% increments on each anniversary of the grant date.) These options were terminated as of December 31, 1999 upon termination of the consulting agreement.

     In January 1998, the Company and PMA and its physician stockholders (including Dr. Patel, a director of the Company who owns an aggregate of 11,500 shares of PMA's common stock, representing 19.91% of such outstanding common stock) signed a non-binding letter of intent with respect to the Company's acquisition of all of the capital stock held by PMA of JIHP. The terms of this acquisition were a result of arm's-length negotiations among the parties. A merger agreement between the Company and PMA was executed effective January 29, 1999 (subject to the approval of the physician stockholders of PMA). Such letter (as well as the merger agreement) states that the Company intends to appoint Dr. Patel to the Board upon consummation of such acquisition. Notwithstanding the foregoing, the election of Dr. Patel as a director (as well as his current nomination for election as a director) was not made in connection with such provision. The Company is in the process of actively renegotiating the terms of the JIHP acquisition. The Company believes that such renegotiation efforts will be successful and that the merger consideration, including the cash portion, will be significantly reduced.

               In December 1997, the Company agreed to guarantee a loan of $1.0 million from DFS to JIHP (the "JIHP Loan"). This loan was funded by DFS to JIHP on January 8, 1998 and the loan bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 1999, approximately $579,241 of the loan was outstanding. PMA and each physician stockholders of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

                                          PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries are filed on the pages below, as part of Part II, Item 8 of this report:

        Independent Auditors' Report                                  F-1
        Consolidated balance sheets - December 31,
           1999 and 1998                                              F-2

        Consolidated statements of operations -
           For the years ended December 31, 1999,
           1998 and 1997                                              F-3

        Consolidated statements of stockholders'
           equity - For the years ended December 31, 1999,
           1998 and 1997                                              F-4

        Consolidated statements of cash flows - For the
           years ended December 31, 1999, 1998 and 1997               F-5

        Notes to consolidated financial statements                    F-7

2.  Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts For the years ended December 31, 1999, 1998 and 1997 F-27


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

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

3.6 Certificate of Ownership and Merger merging HealthCare Integrated Services, Inc. into HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.2    [INTENTIONALLY OMITTED]

10.3    [INTENTIONALLY OMITTED]

10.4 Consulting Services and License Agreement between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1

        Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

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

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit 10.20 to the Company's 1991 Annual Report on Form 10-K)*

10.21   [INTENTIONALLY OMITTED]

10.22   [INTENTIONALLY OMITTED]

10.23   [INTENTIONALLY OMITTED]

10.24   [INTENTIONALLY OMITTED]

10.25   [INTENTIONALLY OMITTED]

10.26   [INTENTIONALLY OMITTED]

10.27   [INTENTIONALLY OMITTED]

10.28 Master Equipment Lease (No. 91-11-0534) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc.(Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.29 Master Equipment Lease (No. 91-11-0535) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.30 Master Mobile Lease Agreement dated September 1, 1994 between Universal Diagnostic Corp., Medibest Imaging Corp., Ocean Diagnostic Radiology, P.C., Eagle Diagnostic Imaging Corp., Junction Diagnostic Imaging Corp., HealthCare Imaging Services, Inc. and Omni Medical Imaging, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

10.31 Master Lease Agreement dated March 14, 1995 between HealthCare Imaging Services, Inc. and Maiden Choice MRI, L.L.C. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1994)

10.32 Restructuring Agreement, dated as of July 1, 1994, among Edgewater Imaging Associates, L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1994)

10.33 Master Equipment Lease dated September 26, 1995 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Together with certain Schedules thereto) (Incorporated by reference to Exhibit
        10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.34   [INTENTIONALLY OMITTED]

10.35 Consulting Agreement dated as of January 30, 1996 by and between Biltmore Securities, Inc. and HealthCare Imaging Services, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995)

10.36 Form of Subscription Agreement for the Purchase of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.37 Amendment No. 1 dated as of February 1, 1996 to Employment Agreement by and between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Together with a Stock Option Agreement, Restricted Stock Award Agreement and Registration Rights Agreement, each dated as of February 1, 1996 and by and between Mr. Vernon and HealthCare Imaging Services, Inc., which are exhibits thereto) (Incorporated by reference to Exhibit
        10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

10.38 Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

10.39 HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 Registration No. 333-8699 filed with the Securities and Exchange Commission on July 24, 1996)*

10.40 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.41 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to
        Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)*

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

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors *

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

10.52 HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.53 Stock Purchase Agreement, dated as of February 25, 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1997)

10.54 Employment Agreement dated April 13, 1998 between Robert D. Baca and HIS PPM Co. (Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)*

10.55 Amendment to Stock Purchase Agreement, dated as of May 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust, and the Reiter Family Partnership (Incorporated by reference to Exhibit
        10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.56 Consulting Agreement, dated as of February 27, 1998, by and between Manmohan A. Patel, M.D. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)*

10.57 Asset Purchase Agreement, dated as of September 16, 1998, among HealthCare Imaging Services, Inc., Echelon MRI, P.C., Mainland Imaging Center, P.C., North Jersey Imaging Management Associates, L.P., Bloomfield Imaging Associates, P.A., Irving N. Beran,
        M.D., P.A., the Estate of Irving N. Beran, Deceased, Mrs. Phyllis Beran and Sam Beran,

        M.D. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

10.58 Amendment No. 1 to the HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.59 Amended and Restated HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit
        10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.60 Option Agreement, dated as of April 13, 1998, between Robert D. Baca and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
        10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.61 Option Agreement, dated as of October 1, 1998, between Joseph J. Raymond and HealthCare Imaging Services, Inc. (Incorporated by reference to
        Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.62 Agreement, dated as of October 1, 1998 between Joseph J. Raymond and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
        10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.63 Employment Agreement, dated as of October 1, 1998, between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.64 Consulting Services Agreement, dated as of November 4, 1997, by and between HealthCare Imaging Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.65   Consulting Agreement,  dated as of December 31, 1997, between Dr. Ulises
        C. Sabato and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.66 Consulting Agreement, dated as of January 28, 1998, between Dr. Munr Kazmir and HealthCare Imaging Services, Inc.(Incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.67 Financial and Consulting Services Agreement dated as of October 1, 1998 by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.68 DVI Bridge Loan and Security Agreement No. 1969 executed September 30, 1998, to become effective as of October 1, 1998, by and between DVI Financial Services, Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.69   Loan  Modification  Agreement  dated  December 31, 1998,  by and between
        HealthCare Imaging Services, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 1 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation (Incorporated by reference to
        Exhibit 10.70 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 2 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation (Incorporated by reference to
        Exhibit 10.70 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 3 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P., Meadowlands MRI, LLC and DVI Business Credit Corporation (Incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.73 Amendment to Loan and Security Agreement No. 0001969 dated May 1, 1999 by and between DVI Financial Services, Inc. and HealthCare Imaging Services Inc. (Incorporated by reference to Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1999)

10.74 Allonge to Note dated May 1, 1999 by and between HealthCare Imaging Services, Inc. and DVI Financial Services, Inc. (Incorporated by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.75 Consulting Agreement, dated as of May 14, 1999, between Dr. Ulises C. Sabato and HealthCare Imaging Services, Inc.

22.1    Subsidiaries of the Registrant

23.1    Consent of Independent Auditors, Deloitte & Touche LLP

27      Financial Data Schedule
--------------------------------------------------------------------------
*       Such  exhibit  is  a  management   contract  or  compensatory   plan  or
        arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
-------------------------------------------------------------------------

(b)     Reports on Form 8-K

        Not applicable.

                                        Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEALTHCARE INTEGRATED SERVICES, INC.

Dated: April 12, 2000               By:  /s/Elliott H. Vernon
                                         --------------------
                                           Elliott H. Vernon
                                           Chairman of the Board and Chief
                                           Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                            Title                            Date

/s/Elliott H. Vernon            Chairman of the                  April 12, 2000
--------------------
Elliott H. Vernon               Board and Chief Executive
                                Officer and Director
                                (Principal Executive
                                 Officer)

/s/Scott P. McGrory             Vice President,                  April 12, 2000
-------------------
Scott P. McGrory                Controller
                                (Principal
                                 Financial and
                                 Accounting Officer)

/s/Shawn A. Friedkin                   Director                  April 12, 2000
--------------------
Shawn A. Friedkin

/s/Manmohan A. Patel                   Director                  April 12, 2000
--------------------
Manmohan A. Patel

/s/Joseph J. Raymond                   Director                  April 12, 2000
--------------------
Joseph J. Raymond

/s/Michael S. Weiss                    Director                  April 12, 2000
-------------------
Michael S. Weiss

                                     Index to Exhibits

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

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

3.6 Certificate of Ownership and Merger merging HealthCare Integrated Services, Inc. into HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.2    [INTENTIONALLY OMITTED]

10.3    [INTENTIONALLY OMITTED]

10.4 Consulting Services and License Agreement between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.6    [INTENTIONALLY OMITTED]

10.7 Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8 Lease between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. as of January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9 Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10   [INTENTIONALLY OMITTED]

10.11   [INTENTIONALLY OMITTED]

10.12   [INTENTIONALLY OMITTED]

10.13   [INTENTIONALLY OMITTED]

10.14   [INTENTIONALLY OMITTED]

10.15 Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
        10.15 to the Company's

        Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16   [INTENTIONALLY OMITTED]

10.17   [INTENTIONALLY OMITTED]

10.18   [INTENTIONALLY OMITTED]

10.19 HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors Incorporated by Reference to Exhibit 10.20 to the Company's 1991 Annual Report on Form 10-K)*

10.21   [INTENTIONALLY OMITTED]

10.22   [INTENTIONALLY OMITTED]

10.23   [INTENTIONALLY OMITTED]

10.24   [INTENTIONALLY OMITTED]

10.25   [INTENTIONALLY OMITTED]

10.26   [INTENTIONALLY OMITTED]

10.27   [INTENTIONALLY OMITTED]

10.28 Master Equipment Lease (No. 91-11-0534) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.29 Master Equipment Lease (No. 91-11-0535) dated December 31, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.30 Master Mobile Lease Agreement dated September 1, 1994 between Universal Diagnostic Corp., Medibest Imaging Corp., Ocean Diagnostic Radiology, P.C., Eagle Diagnostic

        Imaging Corp., Junction Diagnostic Imaging Corp., HealthCare Imaging Services, Inc. and Omni Medical Imaging, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

10.31 Master Lease Agreement dated March 14, 1995 between HealthCare Imaging Services, Inc. and Maiden Choice MRI, L.L.C. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1994)

10.32 Restructuring Agreement, dated as of July 1, 1994, among Edgewater Imaging Associates, L.P., HealthCare Imaging Services of Edgewater, Inc., and the certain individuals signatory thereto (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 1994)

10.33 Master Equipment Lease dated September 26, 1995 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Together with certain Schedules thereto) (Incorporated by reference to Exhibit
        10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.34   [INTENTIONALLY OMITTED]

10.35 Consulting Agreement dated as of January 30, 1996 by and between Biltmore Securities, Inc. and HealthCare Imaging Services, Inc. (Together with certain Exhibits thereto) (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995)

10.36 Form of Subscription Agreement for the Purchase of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10.37 Amendment No. 1 dated as of February 1, 1996 to Employment Agreement by and between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Together with a Stock Option Agreement, Restricted Stock Award Agreement and Registration Rights Agreement, each dated as of February 1, 1996 and by and between Mr. Vernon and HealthCare Imaging Services, Inc., which are exhibits thereto) (Incorporated by reference to Exhibit
        10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)*

10.38 Amendment No. 2 to HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)*

10.39 HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 Registration No. 333-8699 filed with the Securities and Exchange Commission on July 24, 1996)*

10.40 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.41 Agreement, dated as of January 30, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to
        Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)*

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

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors *

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

10.52 HealthCare Imaging Services, Inc. 1997 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.53 Stock Purchase Agreement, dated as of February 25, 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust and the Reiter Family Partnership (Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1997)

10.54 Employment Agreement dated April 13, 1998 between Robert D. Baca and HIS PPM Co. (Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)*

10.55 Amendment to Stock Purchase Agreement, dated as of May 1998, by and among HealthCare Imaging Services, Inc., the Stephanie Loewenstern Irrevocable Trust, the Brett Loewenstern Irrevocable Trust, the Victoria Loewenstern Irrevocable Trust, the Richard B. Bronson Revocable Trust, and the Reiter Family Partnership (Incorporated by reference to Exhibit
        10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.56 Consulting Agreement, dated as of February 27, 1998, by and between Manmohan A. Patel, M.D. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)*

10.57 Asset Purchase Agreement, dated as of September 16, 1998, among HealthCare Imaging Services, Inc., Echelon MRI, P.C., Mainland Imaging Center, P.C., North Jersey Imaging Management Associates, L.P., Bloomfield Imaging Associates, P.A., Irving N. Beran,
        M.D., P.A., the Estate of Irving N. Beran, Deceased, Mrs. Phyllis Beran and Sam Beran,

        M.D. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

10.58 Amendment No. 1 to the HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 1998)*

10.59 Amended and Restated HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit
        10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.60 Option Agreement, dated as of April 13, 1998, between Robert D. Baca and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
        10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.61 Option Agreement, dated as of October 1, 1998, between Joseph J. Raymond and HealthCare Imaging Services, Inc. (Incorporated by reference to
        Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.62 Agreement, dated as of October 1, 1998 between Joseph J. Raymond and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
        10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.63 Employment Agreement, dated as of October 1, 1998, between Elliott H. Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.64 Consulting Services Agreement, dated as of November 4, 1997, by and between HealthCare Imaging Services, Inc. and M.R. Radiology Imaging of Lower Manhattan, P.C. (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.65   Consulting Agreement,  dated as of December 31, 1997, between Dr. Ulises
        C. Sabato and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.66 Consulting Agreement, dated as of January 28, 1998, between Dr. Munr Kazmir and HealthCare Imaging Services, Inc.(Incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.67 Financial and Consulting Services Agreement dated as of October 1, 1998 by and between HealthCare Imaging Services, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.68 DVI Bridge Loan and Security Agreement No. 1969 executed September 30, 1998, to become effective as of October 1, 1998, by and between DVI Financial Services, Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.69   Loan  Modification  Agreement  dated  December 31, 1998,  by and between
        HealthCare Imaging Services, Inc. and DVI Financial Services Inc. (Incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 1 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation (Incorporated by reference to
        Exhibit 10.70 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 2 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P. and DVI Business Credit Corporation (Incorporated by reference to
        Exhibit 10.70 to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1998)

10.70 Amendment No. 3 to Loan and Security Agreement between HealthCare Imaging Services, Inc., Edgewater Imaging Associates, L.P., Wayne Imaging Associates, L.P., Rittenhouse Square Imaging Associates, L.P., Meadowlands MRI, LLC and DVI Business Credit Corporation (Incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.73 Amendment to Loan and Security Agreement No. 0001969 dated May 1, 1999 by and between DVI Financial Services, Inc. and HealthCare Imaging Services Inc. (Incorporated by reference to Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.74 Allonge to Note dated May 1, 1999 by and between HealthCare Imaging Services, Inc. and DVI Financial Services, Inc. (Incorporated by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.75 Consulting Agreement, dated as of May 14, 1999, between Dr. Ulises C. Sabato and HealthCare Imaging Services, Inc.

22.1    Subsidiaries of the Registrant

23.1    Consent of Independent Auditors, Deloitte & Touche LLP

27      Financial Data Schedule
--------------------------------------------------------------------------
*       Such  exhibit  is  a  management   contract  or  compensatory   plan  or
        arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
-------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
HealthCare Integrated Services, Inc.
Shrewsbury, New Jersey

We have audited the accompanying consolidated balance sheets of HealthCare Integrated Services, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 27, 2000


------------------------------------------------------------------------------------------------
HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------

ASSETS                                                                   1999              1998
CURRENT ASSETS:
   Cash and cash equivalents                                           $645,389       $1,506,123
   Accounts receivable - net of allowances for doubtful
     accounts of $7,237,000 and
     $6,180,000 in 1999 and 1998, respectively                       13,806,760       14,523,527
      Loan receivable                                                    50,411        2,550,000
   Prepaid expenses and other                                           226,752          228,758
                                                                        -------          -------
               Total current assets                                  14,729,312       18,808,408
                                                                     ----------       ----------

PROPERTY, PLANT AND EQUIPMENT - Net                                   7,754,840        9,578,807

DEFERRED TAX ASSET -Net                                               2,494,184           48,325

OTHER ASSETS:
   Due from officer                                                     264,125          264,125
   Deferred transaction and financing costs                             905,676        1,122,175
   Other                                                                464,679          273,975
   Investment in Atlantic Imaging Group, LLC ("AIG")                     94,785                -
   Goodwill - net of accumulated amortization of $1,002,702
     and $317,939 in 1999 and
     1998, respectively                                              12,421,518       12,858,838
                                                                     ----------       ----------
               Total other assets                                    14,150,783       14,519,113
                                                                     ----------       ----------
TOTAL ASSETS                                                        $39,129,119      $42,954,653
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under revolving line of credit                        $          -      $2,838,275
   Accounts payable and accrued expenses                              2,538,156        2,122,916
   Current portion of capital lease obligations                         766,338        1,505,510
      Current portion of note payable                                 2,306,758       14,000,000
      Reserve for subleased equipment                                         -          294,790
   Income taxes payable                                                   6,475          106,582
                                                                          -----          -------
               Total current liabilities                              5,617,727       20,868,073
                                                                      ---------       ----------
NONCURRENT LIABILITIES:
   Capital lease obligations                                          2,717,700        3,440,890
   Borrowings under revolving line of credit                          3,251,360                 -
   Note payable                                                      10,324,538                 -
                                                                     ----------        ----------
               Total noncurrent liabilities                          16,293,598        3,440,890
                                                                     ----------        ---------

MINORITY INTERESTS                                                      478,800          896,404
                                                                        -------          -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
     Series D 8% cumulative accelerating redeemable preferred stock,
     633.647 and 871.743 shares outstanding at December 31, 1999 and 1998, respectively ($10,500
     per share liquidation preference)                                       63               87
   Common stock, $.01 par value:  50,000,000 shares authorized:
     1,135,699 shares outstanding at December 31, 1999 and 1998,
     respectively                                                        11,357           11,357
   Additional paid-in capital                                        20,742,679       23,152,289
   Accumulated deficit                                               (4,015,105)      (5,414,447)
                                                                     ----------       ----------
               Total stockholders' equity                            16,738,994       17,749,286
                                                                     ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $39,129,119      $42,954,653
                                                                    ===========      ===========


See notes to consolidated financial statements.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------


                                                       1999             1998              1997
                                                       ----             ----              ----

REVENUES:                                          $21,952,284       $16,451,057       $10,247,940
OPERATING EXPENSES:
   Salaries                                          7,084,286         4,547,363         2,819,601
   Operating expenses                                6,606,296         4,587,734         4,294,407
   Provision of bad debts                              695,537           148,269                 -
   Consulting and marketing fees                       578,484           620,361           582,687
   Professional fees                                   741,077           534,060           538,392
   Depreciation and amortization                     3,203,530         2,029,723         1,509,649
   Interest                                          2,771,195         1,427,267           540,652
   Gain on sale of property, plant and equipment             -          (317,937)         (105,000)
   Non-cash compensation charge                         39,740           135,617           398,646
                                                        ------           -------           -------
                                                    21,720,145        13,712,457        10,579,034
                                                    ----------        ----------        ----------
INCOME/(LOSS) BEFORE EQUITY EARNINGS IN AIG,
   MINORITY INTERESTS IN JOINT VENTURES AND
   INCOME TAXES                                        232,139         2,738,600          (331,094)

EQUITY EARNINGS IN AIG                                  89,785                 -                 -

MINORITY INTERESTS IN JOINT VENTURES                  (114,340)         (479,170)         (430,172)
                                                      --------          --------          --------

INCOME/(LOSS) BEFORE INCOME TAXES                      207,584         2,259,430          (761,266)

INCOME TAX (BENEFIT) PROVISION                      (2,412,502)           97,661            43,039
                                                    ----------            ------            ------

NET INCOME/(LOSS)                                    2,620,086         2,161,769          (804,305)

PREFERRED DIVIDENDS                                  1,170,118           183,066              -
                                                     ---------           -------           -------

NET INCOME/(LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                     $1,449,968        $1,978,703         $(804,305)
                                                    ==========        ==========         =========

NET INCOME/(LOSS) PER COMMON SHARE - BASIC            $ 1.28            $ 1.88            $ (1.30)
                                                      ======            ======            =======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                               1,135,699         1,051,189           618,782
                                                     =========         =========           =======

NET INCOME/(LOSS) PER COMMON SHARE - DILUTED          $ 1.25            $ 1.01            $ (1.30)
                                                      ======            ======             =======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                             1,161,433         2,146,190           618,782
                                                     =========         =========           =======




See notes to consolidated financial statements.

-------------------------------------------------------------------------------
HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity
Years Ended December 31, 1999,1998 and 1997
-------------------------------------------------------------------------------


                                                Preferred Stock     Preferred Stock
                                                  Series D           Series C                  Common Stock
                                                Shares Amount      Shares    Amount         Shares     Amount


BALANCE, JANUARY 1, 1997 ..................       -      -        660,000    $ 66,000       496,199    $ 4,962

  Conversion of Series C Preferred Stock -        -      -       (475,000)    (47,500)      332,500      3,325
  Amortization of unearned
   compensation for stock option and
   restricted stock grants ................       -      -           -          -              -         -

  Purchase of assets of M.R. Radiology
   Imaging of Lower Manhattan, P.C ........       -      -           -          -           100,000      1,000

  Net loss ................................       -      -           -          -             -          -

  Other ...................................       -      -           -          -             -          -

                                                  -------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 ................       -      -        185,000      18,500       928,699      9,287
                                                  -------------------------------------------------------------

  Conversion of Series C Preferred Stock          -      -       (185,000)     (18,500)     129,500      1,295

  Beran Acquisition Issuance ..............      872    $87          -            -           -            -

  Issuance of stock to financial advisor ..       -      -           -            -          75,000        750

  Compensation in connection with stock
   option grants ..........................       -      -           -            -           -            -

  Record cashless exercise of stock options       -      -           -            -           2,500         25

  Net income ..............................       -      -           -            -            -              -

  Other ...................................       -      -           -            -            -              -

                                                 ---------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 ................      872    87           -            -       1,135,699      11,357
                                                 ---------------------------------------------------------------

  Redemption of loan receivable ...........     (238)  (24)          -            -            -            -

  Unearned compensation in connection
   with stock option grants ...............       -      -           -            -            -            -

  Amortization of unearned compensation
   for stock options ......................       -      -           -            -            -            -

  Net Income ..............................       -      -           -            -            -            -

  Preferred Dividends .....................       -      -           -            -            -            -

                                                 ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 ................      634    $63          -            -       1,135,699     $11,357
                                                 ----------------------------------------------------------------



                                                 Additional                                      Total
                                                  Paid-in        Accumulated     Unearned      Stockholders'
                                                  Capital           Deficit     Compensation    Equity




BALANCE, JANUARY 1, 1997 ..................      $11,921,336      ($6,588,845)   ($398,646)       $5,004,807

  Conversion of Series C Preferred Stock -            44,175                -            -                 -

 Amortization of unearned
   compensation for stock option and
   restricted stock grants ................                -                -      398,646            398,646

  Purchase of assets of M.R. Radiology
   Imaging of Lower Manhattan, P.C ........         830,250                 -             -           831,250

  Net loss ................................                -         (804,305)            -          (804,305)

  Other ...................................         (17,500)                -             -           (17,500)

                                                 ------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 ................      12,778,261        (7,393,150)            -         5,412,898
                                                 ------------------------------------------------------------


  Conversion of Series C Preferred Stock -           17,205                -              -                 -

  Beran Acquisition Issuance ..............       9,153,210                -              -         9,153,297

  Issuance of stock to financial advisor ..         702,375                -              -           703,125

  Compensation in connection with stock
   option grants ..........................         490,689                -              -           490,689

  Record cashless exercise of stock options             (25)               -              -                  -

  Net income ..............................               -         1,978,703             -          1,978,703

  Other ...................................          10,574                 -             -             10,574

                                                 -------------------------------------------------------------
 BALANCE, DECEMBER 31, 1998 ................     23,152,289        (5,414,447)            -         17,749,286
                                                 -------------------------------------------------------------

  Redemption of loan receivable ...........      (2,499,976)                -             -         (2,500,000)

  Unearned compensation in connection
   with stock option grants ...............          90,366                 -       (90,366)                 -

  Amortization of unearned compensation
   for stock options ......................               -                 -        39,740             39,740

  Net Income ..............................               -         2,620,086             -          2,620,086

  Preferred Dividends .....................               -        (1,170,118)            -         (1,170,118)


                                                 --------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 ................     $20,742,679       $(3,964,479)     ($50,626)        $16,738,994
                                                 ==============================================================





   See notes to consolidated financial statements.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                             1999           1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                    $1,449,968    $ 1,978,703    $   (804,305)
  Adjustments to reconcile net income/(loss) to
     net cash provided by operating activities
    Depreciation and amortization                       3,203,530      2,029,723        1,509,649
    Amortization of non-cash compensation                  39,740        135,617          398,646
    Gain on sale of property, plant and equipment               -      (317,937)        (105,000)
    Interests in joint ventures                            19,555        479,170          430,172
    Allowance for doubtful accounts                     1,057,000      1,140,000          659,000
    Changes in assets and liabilities, exclusive
    of changes resulting from acquisitions:
      Accounts receivable                               (340,233)    (3,703,492)      (1,258,052)
      Prepaid expenses and other                            2,006       (42,676)         (26,061)
      Deferred taxes                                  (2,445,859)       (48,325)                -
      Goodwill                                          (224,539)              -                -
      Other                                             (190,704)         17,029           65,510
      Accounts payable and accrued expenses               415,240        768,716          160,977
      Income taxes payable                              (100,107)         90,538            7,740
      Deferred transaction and financing costs            216,088    (1,069,503)            7,605
                                                          -------    ----------             -----

          Net cash provided by operating activities     3,101,685      1,457,563        1,045,881
                                                        ---------      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Beran Acquisition                                            -   (11,500,000)                -
   Loan to the Beran Entities                                   -    (2,550,000)                -
   Purchase of assets of M.R. Radiology Imaging of
      Lower Manhattan, P.C.                                     -              -      (1,203,721)
   Purchases of property, plant and equipment           (666,849)      (105,379)        (120,169)
   Proceeds from sale of marketable securities                  -              -          625,000
   Proceeds from sale of property, plant and equipment          -        844,000          105,000
                                                          -------        -------          -------

          Net cash used in investing activities         (666,849)   (13,311,379)       (593,890)
                                                        --------    -----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings pursuant to bridge financing                   -     14,000,000                -
   Borrowings under the revolving line of credit          413,085      1,376,275        1,462,000
   Payments on capital lease obligations              (1,513,217)    (1,908,258)      (1,363,860)
   Payments on note payable                           (1,368,704)              -                -
   Payments on reserve for subleased equipment          (294,790)       (49,505)        (251,576)
   Distributions to limited partners of joint ventures  (531,944)      (129,199)        (384,308)
   Other                                                       -               -         (17,500)
                                                         -------        --------          -------

          Net cash (used in) provided by financing
          activities                                  (3,295,570)     13,289,313        (555,244)
                                                      ----------      ----------        --------

(DECREASE)/INCREASE IN CASH                             (860,734)      1,435,497        (103,253)

CASH:
   Beginning of the year                                1,506,123         70,626          173,879
                                                        ---------         ------          -------

   End of the year                                       $645,389   $  1,506,123    $      70,626
                                                         ========   ============    =============


HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                                                    1999            1998             1997
                                                                    ----            ----             ----

SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                  $2,521,984      $1,272,446     $    535,784
                                                                 ==========      ==========     ============
  Income taxes paid                                                $208,515      $   31,558     $     35,300
                                                                   ========      ==========     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

Capital leases principally for property, plant and equipment        $50,855      $2,427,063      $2,221,584
                                                                    =======      ==========      ==========
Repayment of the loan by the Beran Entities in shares of Series
    D cumulative accelerating redeemable preferred stock (see
   Note 2)                                                       $2,500,000
        =                                                        ==========
Preferred stock issued as partial consideration for the Beran
   Acquisition (See Note 2)                                                      $9,153,297
                         =                                                       ==========
Stock issued as partial consideration for the purchase of assets
    of M.R. Radiology Imaging of Lower Manhattan, P.C. (See Note 2)                                 $831,250
                                                                 =                                  ========
Reinstatement of mobile MRI unit related to previously recorded
  restructured operations                                                                           $421,973
                                                                                                    ========
Reinstatement of capital lease obligation related to previously
  recorded restructured operations                                                                  $574,575
                                                                                                    ========



































See notes to consolidated financial statements.

--------------------------------------------------------------------------------

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Activity - The Company is principally engaged in the business of establishing and operating fixed-site diagnostic imaging ("MRI") centers. The Company also recently commenced physician management and consulting operations as well as clinical research operations.

        Principles of Consolidation - The consolidated financial statements include HealthCare Integrated Services, Inc. (together with its subsidiaries and majority-owned joint ventures hereinafter referred to as the "Company" unless the context indicates otherwise) and its wholly-owned subsidiaries, which include corporations formed to be the general partner of the Company's various limited partnership arrangements. The Company's consolidated financial statements also include 100% of the assets, liabilities and results of operations of its operating joint ventures in which the Company has a majority interest (ranging from 51% to 60%) and exercises unilateral management control including day-to-day management of operations, strategic planning, equipment financing and capital transactions. The ownership interests of the limited partners in these joint ventures are recorded as minority interests. All intercompany balances and transactions (including management fees paid by the joint ventures to the Company) have been eliminated in consolidation.

        Revenues - In the operation of its facilities, the Company either (i) leases use of its diagnostic imaging equipment to healthcare providers ("Medical Lessees"), who use the equipment to provide diagnostic imaging services to their patients or patients of other healthcare providers with whom they or the Company have contractual relationships, and the Company provides administrative, management and billing and collection services, as well as equipment and real property, to the Medical Lessees who typically pay the Company contractually negotiated fees for the use of the equipment and property, and an administrative charge for these support services or (ii) operates the facility itself and directly bills and collects from patients and third party payors. The Company's revenues are then comprised of (x) the fees it receives from the Medical Lessees, which are paid by the Medical Lessees to the Company upon the Medical Lessees' receipt of payment from, or on behalf of, its patients (the "Procedure Claims Revenues") and (y) the fees it receives for the services it directly provides to patients (the "Direct Services Revenues"). The Company records a reserve for contractual allowances relating to the Procedure Claims Revenues for amounts which may not be paid by the Medical Lessees because it, in turn, may not be paid by the third party payors for the related procedure. Procedure Claims Revenues are then reported by the Company net of this reserve or contractual allowances. In respect of Direct Services Revenues, the Company records an allowance for doubtful accounts and a corresponding charge to bad debt expense based upon the age of the receivable and the likelihood of collection. Direct Services Revenues are not reported by the Company net of this allowance.

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

                      Office and computer equipment
                           and furniture and fixtures                5-8 years
                      Medical equipment                              5-8 years
                      Leasehold improvements                         6-8 years

      Goodwill - Goodwill is being amortized on a straight-line basis over 10 to 20 years.

      Deferred Transaction and Financing Costs - Deferred transaction costs relate to legal and accounting fees incurred in connection with the Company's proposed acquisition of a management services organization ("MSO") and other pending acquisitions or management services contracts (See Note 2). Deferred financing costs relate to costs incurred in connection with the Company's proposed new financing of the Company's expansion plans. In the event any of such proposed acquisitions or financing is not consummated or any such management services contract is not executed, the related deferred costs will be expensed.

      Net Income/(Loss) Per Common Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share are computed by dividing net income
      (loss) by the number of weighted average common shares outstanding for the years ended December 31, 1999, 1998 and 1997, as applicable. Diluted earnings (loss) per common share are computed by dividing net income
      (loss) by the weighted average number of common shares outstanding for the years ended December 31, 1999, 1998 and 1997, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of preferred shares.

      Reverse Stock Split - On January 20, 2000 the Company effectuated a 1:10 reverse stock split of its common stock and simultaneously therewith, commenced trading on The American Stock Exchange under the symbol "HII". The common stock discontinued trading on the Nasdaq National Market as of the close of business on January 19, 2000, where it was traded under the symbol "HISS". All references to number of shares or per share amounts in the accompanying financial statements have been adjusted to reflect this reverse stock split.

      Income Taxes - Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Fair Value of Financial Instruments - For financial instruments including cash, accounts receivable and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The fair values of the Company's long-term debt and capital lease obligations were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value for the Company's long-term debt and capital lease obligations were $16,115,334 and $16,189,726, respectively, at December 31, 1999, and
      $18,946,400 and $19,187,886, respectively, at December 31, 1998.

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

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. As described under "Revenues," the Company furnishes services to Medical Lessees, which in turn provide diagnostic imaging services to their patients and the patients of individual physicians, physicians' groups and other healthcare providers. The Company also directly provides diagnostic imaging services at certain of its state licensed facilities located in New Jersey. Although the Company's right to payment for services rendered to Medical Lessees is not dependent upon payments received by the Medical Lessees, as part of its arrangements with certain Medical Lessees, the Company does not seek payment from the Medical Lessees until the Medical Lessees has been paid for the medical services it has provided. Therefore, the Company bears the risk of delayed payment. However, most amounts due to the Medical Lessees (as well as to the Company for diagnostic imaging services it directly provides) are subject to third-party reimbursement from health insurance companies, which historically have proven to be credit worthy. Upon the expiration or other termination of the arrangements with such Medical Lessees, the Company is contractually entitled to seek payment from such Medical Lessees for all services provided, including those with respect to which the Medical Lessees have not been paid. However, the Company generally does not seek to recover unpaid claims from Medical Lessees. The Company's accounts receivable represent (i) the Company's amounts receivable relating to Procedure Claims Revenues, (ii) amounts receivable relating to Direct Services Revenues, (iii) amounts receivable from physician management and consulting services and (iv) certain wholesale accounts (which relate to services provided to customers, through August 31, 1994, that utilized the Company's mobile MRI units) (the "Wholesale Accounts"). The Company records a reserve for contractual allowances relating to the Procedure Claims Revenues for amounts which may not be paid by the Medical Lessees because it, in turn, may not be paid by the third party payors for the related procedure. Procedure Claims Revenues are then reported by the Company net of this reserve or contractual allowances. In respect of Direct Services Revenues and Wholesale Accounts revenues, the Company records an allowance for doubtful accounts and a corresponding charge to bad debt expense based upon the age of the receivable and the likelihood of collection. Direct Services Revenues and Wholesale Accounts revenues are not reported by the Company net of this allowance. Accordingly, the Company's financial statements reflect the following: (x) the allowance for doubtful accounts on the balance sheet includes both the Company's estimate of bad debts related to Direct Services Revenues and Wholesale Accounts revenues, as well as the reserve for contractual allowances related to Procedure Claims Revenues,
      (y) the provision for bad debt on the statement of operations only relates to the Company's estimate of bad debts related to Direct Services Revenues and Wholesale Accounts revenues (because the revenues have already been netted against the reserve for contractual allowances related to Procedure Claims Revenues) and (z) the allowance for doubtful accounts on the statement of cash flows is the net amount of both the bad debt expenses related to Direct Services Revenues and Wholesale Accounts revenues and the reserve for contractual allowances related to Procedure Claims Revenues.

      Long-Lived Assets - The Company evaluates long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Stock Options and Warrants - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the annual audited financial statements pro forma net income (loss) and pro forma income (loss) per share as if the Company had applied the newer method of accounting. The Company has elected to continue to follow the provisions of APB Opinion No. 25 and related interpretations in accounting for employee stock options.

      New Accounting Pronouncements - During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

      Reclassifications - Certain  reclassifications have been made to the prior
      year's   financial   statements   to  conform  with  the  current   year's
      presentation.

2.    ACQUISITIONS, PROPOSED ACQUISITION AND OTHER MATTERS

      Acquisitions - Prior to May 1, 1999, the Company's facility in Philadelphia, PA was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% partnership interests for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price was recorded by the Company as goodwill and is being amortized over a period of ten years.

      On October 2, 1998 (effective October 1, 1998), HIS Imaging LLC., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated a fixed-site MRI facility in Voorhees, New Jersey, (ii) Mainland Imaging Center, P.C., which operated a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii)
      Bloomfield Imaging Associates, P.A., which operated a multi-modality diagnostic imaging facility in Bloomfield, New Jersey, (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield, New Jersey facility and (v) Irving N. Beran, M.D., P.A., which operated a multi-modality diagnostic imaging facility in each of Voorhees and Williamstown, New Jersey and a radiology facility in each of Atco and
      Williamstown,  New  Jersey  (collectively,   the  "Beran  Entities").  The
      consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities,
      (y) cash in the amount of $11,500,000 and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "Beran Loan") an aggregate of $2,500,000, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14,000,000 bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the Beran Loan.

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

      The following table presents the Company's unaudited pro forma results of operations, as if the Beran Acquisition and the acquisition of NYC MRI occurred on January 1, 1997:

                                                 Year Ended        Year Ended
                                                December 31,      December 31,
                                                    1998             1997

           Revenues                              $24,134,670       $22,357,639
                                                 ===========       ===========
           Net income/(loss)                     $1,772,828        $(150,019)
                                                 ==========        =========
           Net income/(loss) per common
            share - basic                          $0.16            $(0.02)
                                                   =====            ======
           Net income/(loss) per common
            share - diluted                        $0.13            $(0.02)
                                                   =====            ======

      Proposed Acquisitions - During fiscal 1997, the Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in January 1998 entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a MSO formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty HealthCare Systems, Inc. ("Liberty"). JIHP provides management services to PMA, which is one of the largest independent, multi-specialty practices in New Jersey, comprised of over 70 physicians servicing over 80,000 patients in three locations in New Jersey. The consummation of the transaction was subject to several material conditions including, among others, the receipt of necessary financing, the approval of the issuance of the stock by the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. No definitive acquisition agreements or long-term administrative services agreement have yet been executed by all the parties. However, the Company has been providing management and consulting services to PMA since April 1998. Given the significant declines in the financial performance of many of the leading publicly-traded physician practice management companies during 1998-1999, the availability of financing for the JIHP acquisition (as well as other physician practice acquisitions) has been extremely limited. This constriction in the financing market has had, and is likely to continue to have, an adverse impact on the Company's ability to effect its physician practice management acquisitions. The Company is in the process of actively renegotiating the terms of the JIHP acquisition. The Company believes that such renegotiation efforts will be successful and that the merger consideration, including the cash portion, will be significantly reduced.

      In December 1997, the Company agreed to guarantee a loan of $1,000,000 from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 1999, approximately $579,241 of the loan was outstanding. PMA and each physician stockholders of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

      Additionally, the Company is currently negotiating the purchase of the limited partners' ownership interest in the Company's facility located in Wayne, New Jersey (the "Wayne Facility"). This facility is operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professionals, who also provide consulting services to this facility (as limited partners holding in the aggregate the remaining 49% partnership interest). However, there can be no assurance that the Company will be successful in its negotiations to acquire the limited partners' ownership interest in the Wayne Facility.

      Other Matters - In January 2000, the Company formed CliniCure.com, LLC, a wholly-owned subsidiary, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. CliniCure.com's web site is intended to be an easy to navigate medical web site which will facilitate access to medical clinical trials for both patients and physicians alike. It is expected that patient users will be able to research new clinical trials beginning in a variety of areas and, if interested, will be able to apply for participation in these trials. Additionally, physicians and researchers will be able to utilize the site as a referral source in the recruitment of candidates for clinical trials.

      In September 1999 the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC
      ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged seventeen clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory tract infections, sinusitis, smoking reduction, hypertension and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; and Glaxo Wellcome, Inc. Amounts attributable to the operations of HISCR for fiscal 1999 are not significant. HISCR has exclusive five-year agreements with PMA and North Jersey Health, P.A. ("NJ Health") to arrange and coordinate clinical research trials for their over 100 physicians and 160,000 patients.

      Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging" or "AIG") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company provides day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI provide marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR agreed to utilize the network on an exclusive basis for any MRI services for which it refers claimants on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network presently consists of 85 diagnostic imaging facilities in New Jersey and currently provides services to 18 automobile insurance carriers in New Jersey including: Allstate Insurance Company,
      Palisades Safety and Insurance Association, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

      The Company has expanded its strategic focus to practice management and consulting services and currently provides management and consulting services to two New Jersey based multi-specialty physician practices: PMA and NJ Health. It has been providing such services to PMA since April 1998 (see "Proposed Acquisitions") and to NJ Health since February 1999. NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 25 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services.
      The agreement also enables the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement.

      From October 1, 1998 until July 14, 1999, the Company operated an additional facility in Williamstown, New Jersey (the "Williamstown Facility") which provided mammography, x-ray, ultrasound and CAT scan. The facility, historically and since its acquisition in October 1998, has operated unprofitably. Following its acquisition, the Company was unsuccessful at its attempt to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of the Williamstown Facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

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

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

                                                       December 31, December 31,
                                                           1999         1998

      Medical equipment under capital leases            $7,316,521   $7,499,049
      Medical equipment                                  3,885,503    3,707,250
      Office equipment under capital leases                      -       45,466
      Office equipment                                     130,784      122,300
      Furniture and fixtures under capital leases           88,959       88,959
      Furniture and fixtures                               423,753      383,563
      Computer equipment under capital leases               67,735       16,880
      Computer equipment                                   247,282      242,085
      Leasehold improvements under capital lease         1,161,381    1,161,381
      Leasehold improvements                             1,771,268    1,512,543
      Building/Land                                      1,535,336    1,535,336
      Automobiles                                           15,400       15,400
      Construction in progress                               3,000            -
                                                        ----------   ----------
                                                        16,646,922   16,330,212
      Less accumulated depreciation and amortization     8,892,082    6,751,405
                                                         ---------    ---------
                                                        $7,754,840   $9,578,807
                                                        ==========   ==========




4.    BORROWINGS

      Line of Credit

      Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 1999 and 1998, the Company had $3,251,360 and $2,838,275, respectively, of borrowings under this credit facility. The Company believes that cash to be provided by operating activities together with borrowings available from this credit facility will provide adequate financing to maintain its normal operations for the next twelve months. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

      Note Payable

      In October 1998, the Company used the proceeds of a $14,000,000 bridge loan from DFS to pay the cash portion of the purchase price in the Beran Acquisition and to fund the $2,500,000 Beran Loan. Options to purchase 5,000 and 40,000 shares of Common Stock at exercise prices of $9.0625 and $10.3125 per share, respectively, were issued to DFS for providing the DFS Loan. The value of these options were expensed over the initial term of the DFS Loan (See Note 8). In September 1999, the Company renegotiated the DFS Loan into a long-term liability. As a result, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Loan at the time of renegotiation was $13,166,217. The debt bears interest at 12% per annum.

5.    LEASE OBLIGATIONS

      The Company leases various pieces of medical equipment (primarily from DFS), at interest rates ranging from 11.5% to 13.2% due through September 2008. Future minimum lease payments under noncancellable operating leases, the present value of future minimum capital lease payments and long-term debt payments as of December 31, 1999 (excluding amounts relating to subleased equipment) are:

Year Ending                                      Capital Lease       Operating
December 31,                                      Obligations         Leases

      2000                                          $1,122,494        $944,920
      2001                                           1,083,560       1,032,272
      2002                                             930,955       1,036,298
      2003                                             324,382         892,171
      2004                                             253,791         379,570
Thereafter                                             951,717       1,365,000
                                                       -------       ---------

Total minimum lease/debt payments                    4,666,899      $5,650,231
                                                                    ==========

Less amounts representing interest                   1,182,861
                                                     ---------

Present value of minimum capital lease payments      3,484,038

Less current portion of obligations                    766,338
                                                       -------
                                                    $2,717,700
                                                    ==========


      The carrying value of property, plant and equipment under capital lease obligations was $4,141,858 and $5,397,235 at December 31, 1999 and 1998,
      respectively.

      Rent expense was $814,250, $678,858 and $723,136 for fiscal 1999, 1998 and
      1997, respectively.

6.    INCOME TAXES

      The provision for income taxes consists of the following:

                                                                 State and
                                                  Federal         Local         Total
                     December 31, 1999:
                           Current                $ 8,147        $   25,210     $   33,357
                           Deferred              (856,940)         (174,752)     1,031,692)
                           Tax benefit of NOL
                             carryforwards      1,245,266)         (168,901)    (1,414,167)
                                                ---------          --------     ----------
                                              $(2,094,059)        $(318,443)   $(2,412,502)
                                              ===========         =========    ===========
                           December 31, 1998:
                           Current            $    48,325         $   97,661   $   145,986
                           Deferred               (48,325)                 -       (48,325)
                                                  -------          ---------       -------
                                              $         -         $   97,661   $    97,661
                                               ==========         ==========   ===========

                           December 31, 1997:
                           Current            $         -         $  43,039      $ 43,039
                           Deferred                     -                 -             -
                                              -----------         ----------     ---------
                                              $                   $  43,039      $ 43,039
                                              ===========         ==========      ========



       The difference between the income tax provision/(benefit) and the tax provision/(benefit) computed by applying the statutory Federal income tax rate to the income/(loss) before taxes is attributable to the following:


                                                            Year Ended December 31,
                                  ---------------------------------------------------------------------------


                                           1999                     1998                     1997
                                           ----                     ----                     ----
                                      Dollars    Percentage    Dollars  Percentage       Dollars    Percentage

Statutory Federal income tax rate     $70,579         34.0     $768,206      34.0       $(258,830)      (34.0)

State income taxes - net of Federal
  benefit                              16,639          8.0       64,456       2.9          28,406         3.7

Other - net                          (170,703)       (82.2)      50,351       2.2        (242,474)      (31.9)

Valuation allowance                        -             -     (785,352)    (34.8)        515,937        67.9

Elimination of valuation
  allowance                        (2,329,017)   (1,121.98)          -           -           -              -
                                   ----------    ---------      --------     ------        -------        ----

Actual income tax                 $(2,412,502)   (1,162.18)     $97,661        4.3$        43,039          5.7
                                  ===========    =========      =======       =====        ========        ===



       Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects (at 41%) of significant items comprising the Company's net deferred tax position as of December 31, 1999 and 1998 are as follows:




                                                                              December 31,

                                                                            1999          1998
Deferred tax liabilities:
        Difference between financial reporting and tax basis of
             property, plant and equipment                                $307,803      $211,737
        Restructuring charges                                                    -        15,187
                                                                           -------        ------
                                                                           307,803       226,924
                                                                           -------       -------
Deferred tax assets:
        Federal and State tax NOL carryforwards                          1,414,167     1,707,639
        Non cash compensation                                              809,240       792,947
        Provision for bad debts                                            482,130       145,345
        Restructuring charges                                               20,552         9,881
        Federal AMT tax credit carryforward                                 56,472        48,325
        Other                                                               19,426             -
                                                                            ------        ------
                                                                         2,801,987     2,704,137
Valuation allowances                                                             -    (2,428,888)
                                                                         ---------    ----------
Total deferred tax assets - net                                          2,801,987       275,249
                                                                         ---------       -------
        Net deferred tax asset                                          $2,494,184     $   48,325
                                                                        ==========     ==========

        The Company has recorded a net deferred tax asset of $2,494,184, reflecting the benefit of approximately $3,663,000 in federal loss carryforwards that expire in varying amounts between December 31, 2006 and December 31, 2013. Realization of this net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. The Company had taxable income of over $2,000,000 in fiscal 1998 and estimates that taxable income will be over $1,000,000 in fiscal 1999. Although realization of this net deferred tax asset is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized through future profitable operations.

        Deferred income tax assets and liabilities are offset when the income taxes relate to the same fiscal authority. The following amounts are shown in the consolidated balance sheet as of December 31, 1999 and 1998:


                                                          December 31,
                                                  1999                   1998
        Deferred tax assets
            Current                           $  968,028            $   48,325
            Non-current                        1,833,959                     -
                                               ---------                ------
        Deferred tax liabilities               2,801,987                48,325
                                               ---------                ------
            Current                                    -                     -
            Non-current                          307,803                     -
                                                 -------                ------
        Net deferred tax asset                $2,494,184            $   48,325
                                              ==========            ==========

7.      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:


                                             For the Years Ended December 31,

                                         1999                              1998                            1997
                                                    Per-                              Per-                             Per-
                          Income        Shares      Share     Loss         Shares     Share    Loss        Shares      Share
                        (Numerator)  (Denominator)  Amount  (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                        -----------  -------------  ------  ----------- ------------- ------ ----------- ------------- ------
      Basic EPS
      Net Income (Loss) $1,449,968   1,135,699      $1.28   $1,978,703   1,051,189    $1.88   $(804,305)   618,782     $(1.30)

      Add:
      Preferred Dividends         -         -                  183,066           -                    -          -

      Effect of Dilutive
      Securities
      Series D Stock              -         -                        -   1,003,101                    -          -
      Stock Options               -    25,744                        -      63,816                    -          -
      Series C Stock              -         -                        -      28,084                    -          -
                         --------------------                  -------------------               ------------------
      Diluted EPS
      Net Income (Loss   $1,449,968  1,161,433      $1.25    $2,161,769  2,146,190    $1.01    $(804,305)   618,782    $(1.30)
                         ================================    ==============================    ===============================


8.       STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS

         The following is a summary of the number of options outstanding under each of the Company's employee benefit plans and otherwise:


                                                                                  1997
                                                                                 Omnibus
                                                                                Plan and
                                                                                Employee                Weighted
                                                                       1996       Stock                  Average
                                                           1991     Directors'  Purchase       Other    Exercise
                                                           Plan        Plans      Plan        Options    Prices
                                                           ----        -----      ----        -------    ------

             Balance at January 1, 1997                   7,060     15,000           -     140,000       $9.04

               Options granted at exercise prices
                 ranging from $7.50 to $10.09 per shar    64,860     2,500       2,880           -       10.21
               Options forfeited at exercise prices
                 ranging from $7.50 to $16.90 per share   (7,075)   (2,500)          -            -      11.78
                                                          -------   -------      -----      -------
             Balance at December 31, 1997                 64,845    15,000       2,880     140,000        9.23
                                                          ======    ======       =====     =======

               Options granted at exercise prices
                 ranging from $9.10 to $125.00 per share       -    14,500      86,750      85,000       20.90
               Options exercised                               -         -           -      (5,000)       7.50
               Options forfeited at exercise prices
                 ranging from $10.60 to $50.00 per share  (4,027)   (9,000)          -            -      17.64
                                                          ------    ------      ------     --------
             Balance at December 31, 1998                 60,818    20,500      89,630      220,000      14.53
                                                          ======    ======      ======      =======

               Options granted at exercise prices
                 ranging from $8.10 to $15.00 per share        -        -       55,450      20,000       10.77
               Options forfeited at exercise prices
                 ranging from $9.70 to $17.20 per share       (319)  (1,000)   (63,000)          -       16.81
                                                              ----   ------    -------      ------
             Balance at December 31, 1999                   60,499   19,500     82,080     240,000      $13.47
                                                            ======   ======     ======     =======





               Options exercisable at December 31,
               1999 (exercisable at prices ranging
               from $7.50 to $50.00 per share)              31,850   10,800     25,023     213,750
                                                            ======   ======     ======     =======

               Weighted average exercise prices             $10.24   $14.09     $11.69       $9.24
                                                            ======   ======     ======       =====

               Remaining contractual life                  7 years  8 years    9 years     5 years
                                                           =======  =======    =======     =======


         The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the foregoing options, except as discussed below under the heading "Other Options." Had compensation cost for these options been determined using the Black-Scholes option-pricing model, the pro forma impact of following the provisions of SFAS Statement No. 123 on the Company's operations and net income/(loss) per share would be as set forth in the following table.


                                            December 31, 1999      December 31, 1998   December 31, 1997
Net income (loss) available to
  common shareholders      - as reported        $1,449,968          $1,978,703            $(804,305)
                                                ==========          ==========            =========
                           - pro forma          $1,211,266          $1,908,106            $(970,051)
                                                ==========          ==========            =========
Net income (loss) per
  common share - Basic     - as reported        $1.28               $     1.88            $   (1.30)
                                                =====               ==========            =========
                           - pro forma          $1.07               $     1.82            $   (1.57)
                                                =====               ==========            =========
Net income (loss) per
 common share - Diluted    -as reported         $1.25               $     1.01            $   (1.30)
                                                =====               ==========            =========
                           -pro forma           $1.04               $      .97            $   (1.57)
                                                =====               ==========            =========



        For SFAS Statement No. 123 purposes, the weighted average fair values of the Company's stock options granted in fiscal 1999, 1998 and 1997 were $10.77, $20.90 and $10.21 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                            1999          1998           1997

        Risk-free interest rate             5.41%         5.41%          6.00%
        Expected volatility                  90%           90%            102%
        Expected life, in years               4             4              4

        As of December 31, 1999, the Company has reserved Common Stock for issuance upon conversion of the Series D Stock and exercise of stock options as follows:


Series D Stock (*)                                               209,477
1991 Plan                                                         60,499
1996 Directors' Plan                                              75,000
1997 Omnibus Plan and Employee Stock Purchase Plan               500,000
Other Options                                                    240,000
                                                                 -------
                                                               1,084,976
                                                               =========

           (*) The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of Common Stock; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The holders of the Series D Stock will be entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that unless the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Company expects to solicit stockholder approval of the issuance of the Series D Stock during the second quarter of fiscal 2000.

        1991 Plan

        The 1991 Stock Option Plan (the "1991 Plan") provided for the issuance of stock options exercisable to purchase up to 70,000 shares of Common Stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events) to key employees (including officers who may also be directors) of the Company and its subsidiaries, as selected by the Stock Option Committee of the Board of Directors. The 1991 Plan was replaced by the 1997 Omnibus Incentive Plan pursuant to which there will be no further grants of awards under this plan.

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

        1996 Directors' Plan

        The 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Plan") also is administered by the Stock Option Committee. Up to an aggregate of 75,000 shares of Common Stock may be issued to non-employee directors pursuant to stock options awarded under the 1996 Directors' Plan. The 1996 Directors' Plan provides for appropriate adjustment of shares of Common Stock available thereunder and of shares of Common Stock subject to outstanding awards in the event of any changes in the outstanding Common Stock by reason of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction. This plan replaced the 1991 Directors' Stock Option Plan for Non-Employee Directors.

        Under the 1996 Director's Plan, nonqualified stock options exercisable to purchase an aggregate of 2,500 shares of Common Stock are granted to each non-employee director upon his initial appointment to the Board. In addition, each non-employee director has the right, prior to each annual organizational meeting of the Board, to elect to receive nonqualified stock options under the 1996 Directors' Plan exercisable to purchase an aggregate of 500 shares of Common Stock in lieu of the annual cash director's fee expected to be earned by such non-employee director for the upcoming fiscal year of the Company. In the event that the Board decides that no annual cash director's fee will be paid in any year, these stock options will, nonetheless, be granted to each non-employee director for his services for such year. The purchase price of the shares of Common Stock subject to such stock options equal the fair market value of such shares on the date of the grant. Stock options awarded under the 1996 Directors's Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. No stock option may be granted under the 1996 Directors' Plan after ten years from the effective date of the Plan. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1996 Directors' Plan.

        In December 1998, the three non-employee directors were granted under the 1996 Directors' Plan additional nonqualified stock options exercisable to purchase an aggregate of 2,500 shares of Common Stock subject to the same terms and provisions as other options granted under the plan as described above.


        1997 Omnibus Incentive Plan

        In November 1997, the 1997 Omnibus Incentive Plan (the "Omnibus Plan") was adopted to replace the 1991 Plan under which there will be no further grants of awards. The Omnibus Plan provides for compensatory equity-based awards (each an "Award") to employees, directors and consultants of the Company and its affiliates.

        There are reserved for issuance pursuant to, or by reason of, stock awards and stock-based awards under the Omnibus Plan an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Omnibus Plan, the Stock Purchase Plan, the 1991 Plan and the 1996 Directors' Plan (collectively, the "Employee Stock Plans")) less the number of shares of Common Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the Employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 500,000 shares of Common Stock. Awards may be granted for no consideration and may consist of stock options, stock awards, SARs, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. No participant may receive stock awards or stock-based awards to acquire more than 60,000 shares in any fiscal year. The Stock Option Committee administers the Omnibus Plan and has the full power and authority, subject to the provisions of the Omnibus Plan, to designate participants, grant awards and determine the terms of all awards. Members of the Stock Option Committee are not eligible to receive awards under the Omnibus Plan. The Omnibus Plan will terminate on November 3, 2007, unless earlier terminated by the Board.

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

        There are reserved for issuance upon the exercise of options to be granted under the Stock Purchase Plan an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Employee Stock Plans) less the number of shares of Common

        Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the Employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 500,000 shares of Common Stock.

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

        Other Options

        In consideration for the execution by Biltmore Securities Inc. ("Biltmore") of a consulting agreement with the Company, the Company granted Biltmore, as of January 30, 1996, stock options exercisable to purchase an aggregate of 75,000 shares of Common Stock over a five year period at a cash exercise price of $7.50 per share. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $685,800 amortized over the initial one year term of the consulting agreement. In addition, during fiscal 1998, upon consummation of the Beran Acquisition, certain transferees of Biltmore were issued 75,000 shares of Common Stock.

        As of January 30, 1996, the Company granted stock options to each of two former directors of the Company immediately exercisable to purchase 5,000 shares of Common Stock over a five year period at a cash exercise price of $7.50 per share. These options were granted in consideration of certain past services to the Company including services rendered to the Company in connection with the refinancing of certain leases. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $91,441 in the quarter ended March 31, 1996. In February 1998 one of the two directors exercised his options.

        As of February 1, 1996, the Company amended its employment agreement with the CEO. Pursuant to such amendment, the employment agreement's expiration date of October 22, 1996 was extended to October 22, 1997 and during such one-year extension the CEO's annual base compensation was reduced from $200,000 to $100,000. In addition, upon execution of such amendment, options that the CEO held as of such date exercisable to purchase an aggregate of 27,000 shares of Common Stock under the 1991 Plan were terminated, and the Company granted the CEO stock options exercisable until February 1, 2001 to purchase an aggregate of 50,000 shares of Common Stock at a cash exercise price of $7.50 per share. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $562,506 which was amortized over the 21 months ending October 31, 1997. Furthermore, as incentive compensation the CEO received a restricted stock grant of 25,000 shares of Common Stock. The restrictions related to this restricted stock grant lapsed upon consummation of the Beran Acquisition. In connection with the issuance of this restricted stock grant, the Company recorded a non-cash compensation charge of $468,744 which was amortized over the twelve-month initial contingency period ended January 30, 1997.

        As consideration for the execution of a one-year consulting agreement, as of October 15, 1996, the Company granted to a consultant stock options exercisable to purchase an aggregate of 5,000 shares of Common Stock over a five-year period at a cash exercise price of $10.625 per share. These options vested quarterly in equal installments over the one-year term of the consulting agreement term. In connection with the issuance of these options, the Company recorded a non-cash compensation charge of $35,628 which was amortized over the one year term of the consulting agreement.
        (See Note 10).

        As of April 13, 1998, the Company granted to an officer of a subsidiary, subject to stockholder ratification and approval (which was obtained in December 1998), stock options, not issued under the Omnibus Plan but nonetheless subject to the terms and conditions of the Omnibus Plan, exercisable to purchase an aggregate of 15,000 shares of Common Stock at an exercise price of $75.00 per share (with respect to 5,000 of the shares subject to the options), $100.00 per share (with respect to 5,000 of the shares subject to the options), and $125.00 per share (with respect to 5,000 of the shares subject to the options). These options were granted in connection with such officers's execution of an employment agreement with the subsidiary and vest upon the earlier of (i) the third anniversary of the grant date, (ii) attainment of certain performance objectives and (iii) a "Change in Control" of the subsidiary (as defined in the option).

        In October 1998, upon execution of a consulting agreement with DFS (the "DFS Consulting Agreement"), the Company granted DFS stock options immediately exercisable for a five-year period (subject to certain prescribed restrictions) to purchase an aggregate of 50,000 shares of Common Stock, at an exercise price of $9.0625 per share (with respect to 5,000 of the shares subject to the options), $10.3125 per share (with respect to 40,000 of the shares subject to the options), $12.8125 per share (with respect to 2,000 of the shares subject to the options), $12.50 per share (with respect to 1,000 of the shares subject to the options) and $14.6875 (with respect to 2,000 shares subject to the options). In connection with the issuance of the 5,000 and 40,000 options, the Company will expense in the aggregate $320,111 over the term of the DFS Loan (See Note 4) and in the case of the 2,000, 1,000 and 2,000 options, the Company recorded a non-cash compensation charge of $47,197 in October 1998.

        In addition, during fiscal 1998, a director was granted stock options immediately exercisable for a ten-year period to purchase an aggregate of 15,000 shares of Common Stock at an exercise price of $10.00 per share. These options were granted in consideration for his agreement, in his individual capacity and not as a director, to sell the Company's Brooklyn facility (See Note 10). In addition, during fiscal 1998 a consultant to the Company was granted stock options exercisable for a five-year period to purchase an aggregate of 5,000 shares of Common Stock at an exercise price of $9.6875 per share. These options vest quarterly, in equal installments over a one year period commencing August 15, 1998. In connection with the issuance of these options to such director and consultant, the Company recorded a non-cash compensation charge of $88,420 and $34,961 respectively. These amounts were amortized into expense in December 1998 and July 1998, respectively.

        During fiscal 1999, two investor relations firms were granted stock options exercisable for a five-year period. One such firm was granted options to purchase an aggregate of 5,000 shares of Common Stock at an exercise price of $15.00 per share (such options vested on July 1, 1999). The other firm was granted options to purchase an aggregate of 15,000 shares of Common Stock at an exercise of $8.10 per share (3,750 of such options vested immediately on October 15, 1999 with the remaining balance vesting quarterly in equal installments from said date). In connection with the issuance of these options, the Company recorded an aggregate non-cash compensation charge of $90,366 of which $39,740 was amortized into expense in fiscal 1999 with the remaining balance to be amortized into expense in fiscal 2000.

9.      EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) defined contribution profit sharing plan covering substantially all employees. Matching contributions by the Company are discretionary. During the years ended December 31, 1999 and 1998, matching contributions were made by the Company in the amount of $27,311 and $16,994, respectively.

10.     RELATED PARTY AND CERTAIN OTHER TRANSACTIONS

        Due from Officer - At December 31, 1999 and 1998, Elliott H. Vernon (the
        CEO) owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

        Brooklyn, New York MRI Facility - Prior to September 1998, the Company leased its Brooklyn, New York fixed-site MRI facility (the "Brooklyn Facility") from DMR Associates, L.P. ("DMR"). The Company leased the MRI equipment at such facility from DFS. DMR was owned by MR General Associates, as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates in turn was owned by the CEO and another director of the Company. For fiscal 1997 and the nine months ended September 30, 1998, the Company paid DMR an aggregate of approximately

        $407,000 and $208,000, respectively, in lease payments for the Brooklyn Facility. The Company's lease payments to DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, real estate taxes and other related costs. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DMR Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to the Brooklyn Facility. This loan bore interest at 12% per annum and was repayable over 34 months commencing February 15, 1997. The outstanding balance of this loan was approximately $145,000 at September 16, 1998. In September 1998, DMR sold its interest in the Brooklyn Facility to an affiliate of DFS, which in turn, has entered into a lease arrangement (the "DVI Lease") with the Company in respect of this facility. A portion of the proceeds from such sale were used to repay the outstanding balance of the DMR Loan. In consideration for the director's agreement to such sale (as well as in appreciation of his participation in the original lease transaction), the Company granted the director (subject to stockholder ratification and approval) a ten year stock option to purchase 15,000 shares of Common Stock at an exercise price per share equal to $10.00 (the closing sales price of the Common Stock on The Nasdaq National Market on December 22, 1998, the date of stockholder ratification and approval of such stock option grant), which option is 100% exercisable. In addition, the Company has agreed that, to the extent the Company exercises its purchase option under the DVI Lease and sells such facility to an unrelated third party (other than in connection with a merger, consolidation, sale of substantially all of the assets of the Company or similar transaction), the director will be entitled to receive an amount equal to 60% of any "profits" realized by the Company upon such sale (i.e., the net proceeds received by the Company upon such sale less the Company's depreciated basis in the property).

        DVI Financial Services Inc.- The Company has numerous financing arrangements with DFS and its affiliates relating to equipment financing, as well as the DVI Lease, the DFS Bridge Loan provided in connection with the Beran Acquisition in October 1998 (which was renegotiated into a long-term liability in September 1999), and the Company's $4,000,000 secured revolving line of credit provided by another affiliate of DFS. DFS was a significant stockholder of the Company from its inception until April 1996 and is a leading provider of medical equipment financing. In addition, the Company entered into the DFS Consulting Agreement in October 1998 in connection with the DFS Bridge Loan, and in December 1997 the Company agreed to guarantee a $1,000,000 loan from DFS to JIHP (See Note 2).

        During fiscal 1999 Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director since October 1997 and the supervising radiologist at three of the Company's MRI facilities, was the majority shareholder and officer of three of the Company's Medical Lessees: M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM"), Monmouth Diagnostic Imaging, P.A. ("MDI") and Kings Medical Diagnostic Imaging, P.C. ("KMDI"). For fiscal 1999, MRILM, MDI and KMDI paid the Company approximately $886,193, $5,828,972 and $1,337,318, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by MRILM, MDI and KMDI accounted for approximately 4%, 20% and 3%, respectively, of the Company's total revenues in fiscal 1999. For fiscal 1999, MRILM, MDI and KMDI paid Dr. Braff approximately $85,528, $222,000 and $98,855, respectively, in fees for professional services rendered by him on their behalf. Such entities have continued to be Medical Lessees of the Company's in fiscal 2000. Prior to October 1997, Dr. Braff was also a majority shareholder and officer of another of the Company's Medical Lessees, Edgewater Diagnostic Imaging, P.A., which paid the Company approximately $1,400,000 in fees during fiscal 1997 and generated revenue to the Company in fiscal 1997 representing 18% of the Company's total revenues for such fiscal year. (See Notes 2 and 11).

11.     SEGMENT INFORMATION

        The Company currently operates in two industry segments (i) diagnostic imaging and (ii) physician management/consulting and clinical research operations. The diagnostic imaging segment primarily involves operating fixed site diagnostic imaging facilities. The physician management/consulting and clinical reserach segment, which commenced operations during the second quarter of fiscal 1998, consists of providing management and consulting services to independent physician practices and providing clinical research opportunities to such practices and others.

        The following table shows net revenues and operating income by industry segment for the years ended December 31, 1999 and 1998. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

                                                              December 31,

                                                          1999         1998

        Net revenues:

               Diagnostic imaging                    $20,757,013   $15,866,057
               Physician management/consulting and
                 clinical research                     1,195,271       585,000
                                                       ---------       -------
               Total                                 $21,952,284   $16,451,057
                                                     ===========   ===========

        Operating income:

               Diagnostic imaging                      $(352,465)   $2,376,285
               Physician management/consulting and
                 clinical research                       584,604       362,315
                                                         -------       -------
               Total                                    $232,139    $2,738,600
                                                        ========    ==========

12.     CONCENTRATION OF REVENUES

        For the year ended December 31, 1999, the Company had four Medical Lessees which accounted for more than 5% of its total revenues: Monmouth Diagnostic Imaging, P.A. ("MDI"), Edgewater Diagnostic Imaging, P.A. ("EDI"), Rittenhouse Square Imaging Associates, L.P. ("RSIA") and Wayne MRI, P.A. ("WYN") which accounted for approximately 20%, 8%, 7% and 6% of total revenues in fiscal 1999, respectively. For the year ended December 31, 1998, the Company had six Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM") and Kings Medical Diagnostic Imaging, P.C. ("KMDI") which accounted for approximately 27%, 14%, 14%, 9% 6% and 6% of total revenues in fiscal 1998, respectively. For the year ended December 31, 1997, the Company had five Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, and KMDI which accounted for approximately 30%, 18%, 17%, 15% and 12% of total revenues in fiscal 1997, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Lessees.

13.     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in a number of lawsuits. The Company believes the claims are without merit and will be defended vigorously. At December 31, 1999, the Company believes that the resolution of these matters will not have a material impact on the Company's financial condition or results of operations.

14.      SELECTED QUARTERLY DATA (UNAUDITED)

         The following table sets forth selected quarterly financial information for the years ended December 31, 1999 and 1998:

                                             NET EARNINGS (LOSS)

         QUARTER                  NET                        BASIC     DILUTED
          ENDED              REVENUES       AMOUNT        PER SHARE   PER SHARE
          -----              --------       ------        ---------   ---------

         3-31-99             $6,022,502     $445,755        $.39         $.33
         6-30-99              5,750,799      516,403         .46          .38
         9-30-99              5,384,878      633,091         .56          .47
         12-31-99             4,794,105     (145,281)       (.13)        (.13)
         -- -- --             ---------      --------       ----         ----
                            $21,952,284   $1,449,968       $1.28        $1.25
                            ===========    ==========      =====        =====

         3-31-98             $3,198,641     $305,840       $.31         $.27
         6-30-98              3,304,013      509,292        .49          .45
         9-30-98              3,257,547      392,430        .37          .36
         12-31-98             6,690,856      771,141        .68          .44
         -- -- --            ---------      -------         ---         ----
                            $16,451,057   $1,978,703      $1.88        $1.01
                            ===========   ==========      =====        =====

         The Company's operating results were adversely affected during the latter half of fiscal 1999 by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 at various of the Company's New Jersey facilities.

HealthCare Integrated Services, Inc. and Subsidiaries                SCHEDULE A
Allowance for Doubtful Accounts Receivable
At December 31, 1999, 1998 and 1997


                                  A                B             C             D            E

                                               Additions        Change
                                Balance at    Charged to        Netted                  Balance at
                                January 1,     Costs and       Against                December 31,
        Description                   1999      Expenses       Revenue    Deductions          1999
------------------------------------------ ------------- ------------- ---------------------------
Procedure Claims                $5,677,833 $          -       $383,727 $        -       $6,061,560
Wholesale Accounts                 354,358          -             -           22,239       332,119
Direct Services                    148,269       695,537          -             -          843,806
                          ---------------- ------------- ------------- ---------------------------

Totals-December 31, 1999        $6,180,460      $695,537      $383,727       $22,239    $7,236,765
                          ================ ============= ============= ===========================


                                               Additions         Change
                                Balance at    Charged to        Netted                  Balance at
                                January 1,     Costs and       Against                December 31,
        Description                   1998      Expenses       Revenue    Deductions          1998
------------------------------------------ ------------- ------------- ---------------------------
Procedure Claims                $4,555,584 $         -      $1,122,249 $        -       $5,677,833
Wholesale Accounts                 421,400          -             -           67,042       354,358
Direct Services                       -          148,269          -             -          148,269
                          ---------------- ------------- ------------- ---------------------------

Totals-December 31, 1998        $4,976,984      $148,269    $1,122,249       $67,042    $6,180,460
                          ================ ============= ============= ===========================

                                               Additions        Change
        Description             Balance at    Charged to        Netted                  Balance at
                                January 1,     Costs and       Against                December 31,
                                      1997      Expenses       Revenue    Deductions          1997
------------------------------------------ ------------- ------------- ---------------------------
Procedure Claims                $3,847,347  $       -         $708,237 $        -       $4,555,584
Wholesale Accounts                 471,150          -             -           49,750       421,400
Direct Services                       -             -             -                -             -
                          ---------------- ------------- ------------- ---------------------------

Totals-December 31, 1997        $4,318,497   $      -         $708,237       $49,750    $4,976,984
                          ================ ============= ============= ===========================

Column Summary:
(A) Fiscal year opening balance for the allowance for doubtful accounts receivable.
(B) Amounts charged to bad debt expense, as indicated on the consolidated statements of operations, associated with Wholesale Accounts and Direct Services accounts receivable.
(C) Amounts netted against revenues associated with Procedure Claims. (D) Recoveries on fully reserved Wholesale Accounts.
(E) Fiscal year ending balance for the allowance for doubtful accounts receivable as indicated on the consolidated balance sheets.

Note:
The reconciliation of the increase in allowance for doubtful accounts reported in the consolidated statements of cash flow equals column B plus column C less column D. For fiscal 1998, there is a reconciling amount resulting from the Company's closure of an MRI facility for which the Company recorded an additional bad debt expense attributed to accounts receivable of approximately $63,000. This amount is captured in the line item entitled gain on sale of property, plant and equipment.