Form 10-Q
period 2000-03-31
HEALTHCARE INTEGRATED SERVICES INC
filed 2000-05-22
CIK 878230

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

        (Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2000

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

        Class                                   Outstanding at May 22, 2000
Common Stock, $.01 par value                          1,135,699 shares

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                             INDEX

PART I.        FINANCIAL INFORMATION:                                      PAGE

Item 1.        Unaudited Consolidated Financial Statements:

               Consolidated Balance Sheets -
               March 31, 2000 and December 31, 1999                          3

               Consolidated Statements of Operations -
               Three months ended March 31, 2000 and 1999                    4

               Consolidated Statement of Changes in Stockholders Equity -
               For the three months ended March 31, 2000                     5

               Consolidated Statements of Cash Flows -
               Three months ended March 31, 2000 and 1999                    6

               Notes to Unaudited Consolidated Financial Statements          7

Item 2.        Management's Discussion and Analysis of                      13
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosure About                16
               Market Risk

PART II.       OTHER INFORMATION

Item 5.        Other Information                                            17

Item 6.        Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                  18

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


                                                                March 31,           December 31,
Assets                                                             2000                 1999
------                                                            ------                -----
                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                       $    32,542     $     645,389
   Accounts receivable - net                                        14,443,649        13,806,760
   Loan receivable                                                           -            50,411
   Prepaid expenses and other                                          295,786           226,752
                                                                       -------           -------
               Total current assets                                 14,771,977        14,729,312
                                                                    ----------        ----------
Property, Plant and Equipment - Net                                  8,524,801         7,754,840

Deferred Tax Asset - Net                                             2,595,914         2,494,184

Other Assets:
   Due from officer                                                    264,125           264,125
   Deferred transaction and financing costs                            948,289           905,676
   Other                                                               394,242           464,679
   Investment in Atlantic Imaging Group, LLC ("AIG")                    64,115            94,785
   Goodwill - net                                                   12,250,152        12,421,518
                                                                    ----------        ----------
               Total other assets                                   13,920,923        14,150,783
                                                                    ----------        ----------
Total Assets                                                       $39,813,615       $39,129,119
                                                                   ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                            $2,972,298        $2,538,156
   Current portion of capital lease obligations                      1,026,925           766,338
   Current portion of note payable                                   2,376,655         2,306,758
   Income taxes payable                                                      -             6,475
                                                                     ---------             -----
               Total current liabilities                             6,375,878         5,617,727
                                                                     ---------         ---------
Noncurrent Liabilities:
   Capital lease obligations                                         3,769,845         2,717,700
   Borrowings under revolving line of credit                         3,380,415         3,251,360
   Note payable                                                      9,703,511        10,324,538
                                                                     ---------        ----------
               Total noncurrent liabilities                         16,853,771        16,293,598
                                                                    ----------        ----------
Minority Interests                                                     382,360           478,800
                                                                       -------           -------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
     Series D 8% cumulative accelerating redeemable preferred
     stock, 633.647 shares outstanding at March 31, 2000 and
     December 31, 1999, respectively ($10,500 per share liquidation
     preference)                                                            63                63
   Common stock, $.01 par value: 50,000,000 shares authorized,
     1,135,699 outstanding  at March 31, 2000 and December 31,
     1999, respectively                                                 11,357            11,357
   Additional paid-in capital                                       20,742,679        20,742,679
   Accumulated deficit                                              (4,552,493)       (4,015,105)
                                                                    -----------       -----------
               Total stockholders' equity                           16,201,606        16,738,994
                                                                    ----------        ----------
Total Liabilities and Stockholders' Equity                         $39,813,615       $39,129,119
                                                                   ===========       ===========

         See accompanying notes to unaudited consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND
                            SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended
                                                March 31,
                                               (Unaudited)
                                           2000           1999
                                           ----           ----


Revenues                                   $4,991,368     $6,022,502
                                           ----------     ----------
OPERATING EXPENSES:
   Salaries                                 1,601,302      1,741,835
   Other operating expenses                 1,558,179      1,741,477
   Provision for bad debts                    415,516        138,992
   Consulting and marketing fees              139,996        117,996
   Professional fees                           99,522        176,738
   Depreciation and amortization              919,310        802,409
   Interest                                   620,185        846,365
                                              -------        -------
                                            5,354,010      5,565,812
(Loss)/Income Before Minority Interests in
Joint Ventures and Income Taxes              (362,642)       456,690

Equity earnings in AIG                         14,330         23,550

Minority Interests in Joint Ventures          (58,438)      (106,470)
                                              --------      ---------
(Loss)/Income Before Income Taxes            (406,750)       373,770

Income Tax Benefit                            (91,542)      (300,818)
                                              --------     ----------
Net (Loss)/Income                            (315,208)       674,588

Preferred Dividends                           248,135        228,833
                                              -------        -------
Net (Loss)/Income Available to Common
   Shareholders                             $(563,343)      $445,755
                                            =========       ========
Net (Loss)/Income per Common Share -
   Basic                                      $(.50)          $.39
                                              ======          ====
Weighted Average Common Shares
   Outstanding - Basic                      1,135,699       1,135,699
                                            =========       =========
Net (Loss)/Income per Common Share -
   Diluted                                    $(.50)           $.33
                                              =====            ====
Weighted Average Common Shares              1,135,699       2,061,844
   Outstanding - Diluted                    =========       =========


   See accompanying notes to unaudited consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                                   Accumulated
                                                                       Additional  (Deficit)                 Total
                                                                         Paid-in    Retained  Unearned   Stockholders'
                                                                         Capital    Earnings Compensation   Equity
                                 Preferred Stock     Common Stock
                                Shares    Amount   Shares     Amount
BALANCE, JANUARY 1, 2000            634      $63   1,135,699 $11,357 $20,742,679 $(3,964,479) $(50,626)   $16,738,994

Net (loss)                                                                          (315,208)                (315,208)
Amortization of unearned
compensation for stock options                                                                   25,955        25,955
Preferred dividends                                                                 (248,135)                (248,135)
                              ---------  ------- ----------- ------- ----------- -----------   --------   ------------
BALANCE, MARCH 31, 2000             634      $63   1,135,699 $11,357 $20,742,679 $(4,527,822   $(24,671)  $16,201,606
                              ========= ======== =========== ======= =========== ============  ========= =============




      See accompanying notes to unaudited consolidated financial statements.

                HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Three Months Ended
                                                                 March 31,
                                                               (Unaudited)
                                                            2000            1999
                                                            ----            ----



Cash Flows From Operating Activities:
  Net (loss)/income available to common
   shareholders                                             $(563,343)       $445,755
  Adjustments to reconcile net (loss)/income
   available to common shareholders to net
   cash provided by operating activities:
     Depreciation and amortization                            919,310         802,409
     Non-cash compensation charge                              25,955               -
     Interests in joint ventures                               89,108          82,920
     Allowance for doubtful accounts                          553,000         190,000
Changes in Assets and Liabilities:
          Accounts receivable                              (1,189,889)       (361,608)
          Prepaid expenses and other                          (69,034)       (107,631)
          Deferred taxes                                     (101,730)       (332,700)
          Goodwill                                                  -         (44,699)
          Other                                                70,437         (70,076)
          Accounts payable and accrued expenses               434,142         145,369
          Income taxes payable                                 (6,475)        (39,054)
          Deferred transaction and financing costs            (42,613)         53,770
                                                              --------         ------
               Net cash provided by operating activities      118,868         764,455
                                                              -------         -------

Cash Flows from Investing Activities:
     Loan receivable                                           50,411         (49,726)
     Purchases of property, plant and equipment               (23,915)       (157,407)
                                                              --------       ---------
               Net cash provided by (used in) investing
               activities                                      26,496        (207,133)
                                                               ------        --------

Cash Flows from Financing Activities:
     Borrowings (Payments) against the revolving line
      of credit                                               129,055         (39,508)
     Capital Contributions by minority investors                    -           5,000
     Distributions to limited partners of joint ventures     (154,878)              -
     Payments on capital lease obligations                   (181,258)       (411,806)
     Payments on bridge financing                            (551,130)        (17,816)
     Payments on reserve for subleased equipment                    -        (208,268)
                                                             --------        --------
               Net cash used in financing activities         (758,211)       (672,398)
                                                             ---------       ---------

  Decrease in cash and cash equivalents                      (612,847)       (115,076)
  Cash and cash equivalents at beginning of period            645,389       1,506,123
                                                              -------       ---------
  Cash and cash equivalents at end of period                  $32,542      $1,391,047
                                                              -------      ----------

Supplemental Cash Flow Information:
  Interest paid during the period                            $574,255        $644,524
                                                             --------        --------
  Income taxes paid during the period                       $  29,795        $ 70,936
                                                            ---------        --------

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
  Capital leases principally for computer and medical
   equipment                                               $1,493,990    $          -
                                                           ==========    ============


             See   accompanying notes to consolidated   financial
                                   statements.

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                      Notes to Unaudited Consolidated Financial Statements
                               Three Months Ended March 31, 2000

Note 1. - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the related statements of operations and cash flows for the periods ended March 31, 2000 and 1999. The Company has recorded a net deferred tax asset of $2,595,914, an increase of $101,730 during the three months ended March 31, 2000, reflecting the benefit of approximately $3,720,000 in federal loss carryforwards that expire in varying amounts between December 31, 2006 and December 31, 2014. Realization of this net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. The Company had taxable income of over $1,000,000 in 1999 and over $2,000,000 in 1998. Although realization of this net deferred tax asset is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized through future profitable operations.

     The Company has an accumulated deficit of $4,552,493 and $4,015,105 at March 31, 2000 and December 31, 1999. The increase is attributable primarily to the net loss incurred by the Company during the first quarter of 2000. Cash flows provided by operating activities were $118,868 and $764,455 for the three months ended March 31, 2000 and March 31, 1999, respectively. The Company is actively engaged in discussions with two financial institutions for interrim and long-term financing to help facilitate the Company's continuing cash requirements.

        The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission.

Note 2. - Earnings Per Share

        Basic  (loss)  earnings  per common  share are  computed by dividing net
(loss) income available to common shareholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2000 and 1999, as applicable. Diluted (loss) earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2000 and 1999, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

        The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations:

                                           For the Three Months Ended March 31,
                                       2000                                1999
                                       ----                                ----
                                                      Unaudited


                    Income/(Loss)     Shares      Per-Share        Income       Shares      Per-Share
                      (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)   Amount
Basic EPS
Net (Loss)/Income
Available to Common
Shareholders            $(563,343)     1,135,699      $(.50)       $ 445,755     1,135,699        $.39
Add:
Preferred Dividends              -             -                     228,833             -

Effect of Dilutive
Securities
Stock Options                    -             -                           -        53,752
Series C Stock                   -             -                           -             -
Series D Stock                   -             -                           -       872,393
                      ------------ -------------                ------------ -------------
                        $(563,343)     1,135,699      $(.50)       $ 674,588     2,561,344        $.33
Diluted EPS
Net (Loss)/Income
                      ============ ============= ===========    ============ ============= ===========

Note 3. - Relocation of Corporate Offices and Company Name Change

        Effective August 1, 1999, the Company's corporate name was changed to HealthCare Integrated Services, Inc. and its corporate offices were relocated to Shrewsbury Executive Center II, 1040 Broad Street, Shrewsbury, New Jersey 07702. In conjunction with the relocation of the Company's corporate offices, the Company entered into a five year lease for approximately 10,300 square feet of space. The lease provides for fixed annual rent in each of years one and two of $196,308 and $206,640 in each of years three through five. Since January 20, 2000, the Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "HII". Prior thereto, it has been included in The Nasdaq Stock Market under the symbol "HISS".

Note 4. - Beran Acquisition

        On October 2, 1998 (effective October 1, 1998), HIS Imaging LLC., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) a fixed-site MRI facility in Voorhees, New Jersey, (ii) a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) a multi-modality diagnostic imaging facility in Bloomfield, New Jersey and (iv) a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "Beran Loan") an aggregate of $2.5 million, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Loan").

        The DFS Loan bears interest at 12% per annum. The initial repayment schedule of the DFS Loan was as follows: no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999), which balloon payment date had been extended to August 1, 1999. In September 1999, the Company renegotiated the DFS Loan into a long-term liability. As a result, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Loan at the time of renegotiation was $13,166,217. In addition, options to purchase 400,000 shares of common stock, par value $.01 per share, of the Company at an exercise price of $1.03125 per share were issued to DFS for providing the DFS Loan. The Beran Acquisition was accounted for as a purchase.

        In July 1999, the Company ceased operations at its Monroe Diagnostic Imaging Center (the "Williamstown Facility") located in Williamstown, New
Jersey. The facility, historically and since its acquisition in October 1998, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of the Williamstown Facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

Note 5. - Deferred Transaction and Financing Costs

        Deferred transaction and financing costs relate to legal and accounting fees incurred in connection with the Company's proposed acquisition of a management services organization ("MSO") and other pending acquisitions or management services contracts. Deferred financing costs relate to costs incurred in connection with the Company's proposed new financing of the Company's expansion plans. In the event any of such proposed acquisitions or financing is not consummated or any such management services contract is not executed, the related deferred costs will be expensed.

Note 6. - Segment Information

        The Company currently operates in two industry segments: (i) diagnostic imaging and (ii) physician management/consulting and clinical research operations. The diagnostic imaging segment primarily involves operating fixed-site diagnostic imaging facilities. The physician management/consulting and clinical research segment, which commenced operations during the second quarter of fiscal 1998, consists of providing management and consulting services to independent physician practices and providing clinical research opportunities to such practices and others.

        The following table shows net revenues and operating income by industry segment for the three month period ended March 31, 2000. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

                                                   Three Months   Three Months
                                                        Ended        Ended
                                                   March 31, 2000 March 31, 1999
                                                            (Unaudited)
        Net revenues:
           Diagnostic imaging                        $4,662,733      $5,754,659
           Physician management/consulting
            and clinical research                       328,635         267,843
                                                        -------         -------
           Total                                     $4,991,368      $6,022,502
                                                     ==========      ==========

        Operating (loss)/income:
           Diagnostic imaging                         $(533,849)       $326,206
           Physician management/consulting
            and clinical research                       185,537         130,484
                                                        -------         -------
           Total                                      $(348,312)       $456,690
                                                      ==========       ========

Note 7. - Acquisition of Limited Partners' Interest

        Prior to May 1, 1999, the Company's MRI facility in Philadelphia, Pennsylvania was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% interest for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price has been recorded by the Company as goodwill and is being amortized over a period of 10 years.

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

        In addition, in September 1999 the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 18 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; and Glaxo Wellcome, Inc. HISCR has exclusive five-year agreements with two New Jersey-based multi-specialty physician practices to arrange and coordinate clinical research trials on behalf of their over 100 physicians and 160,000 patients. Amounts attributable to the operations of HISCR for the three months ended March 31, 2000 are not significant.

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

        Since February 1999, the Company has also been providing management and consulting services to another New Jersey-based multi-specialty physician practices, North Jersey Health, P.A. ("NJ Health"). NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 25 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enables the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement.

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

For the Three Months Ended March 31, 2000 vs. March 31, 1999

        For the three months ended March 31, 2000 revenues were $4,991,368 as compared to $6,022,502 for the three months ended March 31, 1999, a decrease of approximately $1,031,000 or 17%. This decrease was primarily due to a marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities in January 2000 which resulted from certain changes enacted and penalties implemented by automobile insurance carriers in December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes. By March 2000, revenues had returned to a level more consistent with historical norms. For the three months ended March 31, 2000, revenues from the four New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (the "Beran Acquisition") had decreased by approximately $602,000, and revenues from the Company's Monmouth, Edgewater and Wayne MRI facilities had decreased by approximately $461,000.

        For the three months ended March 31, 2000, operating expenses were $5,354,010 as compared to $5,565,812 for the three months ended March 31, 1999, a decrease of approximately $211,802 or 4%. This decrease was primarily due to
(i) decreased interest expense (approximately $226,000) as a result of a decrease in interest payments to DVI Financial Services Inc. ("DVI") under the $14.0 million bridge loan (the "DFS Loan") provided to the Company in October 1998 in connection with the Beran Acquisition (which loan was renegotiated in September 1999 from a short-term bridge loan into a long-term liability), (ii) decreased salary expense relating to the Beran Facilities as a result of the elimination of several management and administrative positions in connection with, among other things, the consolidation of billing functions (approximately $141,000). These decreases in operating expenses were partially offset by (A) an increase in depreciation and amortization expenses relating to additional equipment acquired during the first quarter of 2000 (approximately $117,000), (B) an increase in bad debt expense relating to the Beran accounts receivable in the (approximately $277,000),
(C) an increase in marketing  and  consulting  fees (approximately   $22,000)
and  miscellaneous  office  expenses   (approximately $20,000)  and (D) an
increase in expenses relating to the Company's physician practice management/consulting and clinical research operations (approximately $143,000).

Liquidity and Capital Resources of the Company
----------------------------------------------

        As of March 31, 2000, the Company had a cash balance of $32,542, current assets of $14,771,977 and working capital of $8,396,099. While the Company's working capital benefitted from the Company's renegotiation in September 1999 of the DFS Loan into a long-term liability (which renegotiation resulted in an extended repayment date of May 1, 2004, with monthly principal and interest payment of approximately $308,000), the Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities in January 2000, as discussed above, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes. By March 2000, revenues had returned to a level more consistent with historical norms.

     The Company also is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. Furthermore, the Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. Additionally, the Company anticipates a significant increase in its revenues from the acquisition of JIHP which it expects to consummate during the third quarter of fiscal 2000, as well as, from clinical research trials it has recently arranged.

        Cash flows provided by operating activities were $118,868 for the three months ended March 31, 2000, which consisted primarily of (i) a net loss of $563,343, (ii) depreciation and amortization expenses of $919,310, (iii) an increase in the allowance for doubtful accounts receivable of $553,000 and (iv) interests in joint ventures of $89,108. Other significant components of cash flows provided by operating activities include (A) an increase in accounts receivable, net of $636,889 resulting, in part, from a delay in payment by automobile insurance carriers adjusting to the implementation of new laws, regulations, and policies (B) an increase in deferred tax asset of $101,730 (C) an increase in prepaid expenses and other of $69,034, and (D) an increase in accounts payable and accrued expenses of $434,142.

        Cash flows provided by investing activities were $26,496, which related to interest income of $50,411 associated with a $2.5 million loan to the Beran entities in connection with the Beran Acquisition and purchases of property, plant and equipment of $23,915. The loan to the Beran entities bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later than December 31, 1999. As of December 31, 1999, the Beran entities repaid this loan in shares of Series D Cumulative Accelerating Redeemable Preferred Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan).

        Cash flows used in financing activities were $758,211, which consisted primarily of payments on capital lease obligations of $181,258, payments on the DFS Loan of $551,130 and distributions to limited partners of joint venture of $154,878, all of which were partially offset by borrowings under the Company's revolving line of credit, as discussed below of $129,055.

        In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to Jersey Integrated HealthPractice, Inc. ("JIHP"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At March 31, 2000, approximately $517,159 of the loan was outstanding. Pavonia Medical Associates, P.A. ("PMA") and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

        Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At March 31, 2000, the Company had $3,380,415 of borrowings under this credit facility.

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

        The Company is currently negotiating the purchase of the limited partners' ownership interests in its MRI facility located in Wayne, New Jersey or, in the alternative, the sale of the Company's interest in such facility to the limited partners. This facility is operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professional, who also provide consulting services to this facility (as limited partners holding in the aggregate the remaining 49% partnership interest). However, there can be no assurance that the Company will be successful in its negotiations to acquire the limited partners' ownership interest or in an alternative, to sell its interest in this facility to the limited partners.

        In July 1999, the Company closed its MRI facility in Williamstown, New Jersey. The facility, historically and since its acquisition in October 1998 as part of the Beran Acquisition, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of this facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

        The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting operations and clinical research operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. The Company has instituted measures to improve its revenues, including the formation of Atlantic Imaging Group, LLC in April 1999 with HealthMark Alliance, Inc. to develop, market and manage statewide networks of diagnostic imaging facilities., the establishment of clinical research operations and the launching of CliniCure.com to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies, and is also considering various other strategic alternatives, including additional joint ventures, the sale and/or other disposition of all or a portion of its diagnostic imaging operations and expansion of its e-commerce operations. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting and clinical research operations, will require additional sources of financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.

                                  PART II - OTHER INFORMATION

        Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form  8-K

        (a)       Exhibit 27 -      Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTHCARE INTEGRATED SERVICES, INC.
                                            (Registrant)

Date:  May 22, 2000                         /s/ Elliott H. Vernon
                                            ---------------------
                                            Elliott H. Vernon
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date:  May 22, 2000                         /s/ Robert D. Baca
                                            ------------------
                                            Robert D. Baca
                                            President and Chief Operating
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)