Form 10-Q
period 2000-06-30
HEALTHCARE INTEGRATED SERVICES INC
filed 2000-08-21
CIK 878230

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                     FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at August  21, 2000
Common Stock, $.01 par value                         1,135,699 shares

                HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                                       INDEX

PART I.           FINANCIAL INFORMATION:                               PAGE

Item 1.           Financial Statements:

     Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                              3

     Consolidated Statements of Income -
         Three and six months ended June 30, 2000 and 1999                4

     Consolidated Statement of Changes in Stockholders'
         Equity - For the six months ended June 30, 2000                  5

     Consolidated Statements of Cash Flows -
         Six months ended June 30, 2000 and 1999                          6

     Notes to Consolidated Financial Statements                           7

Item 2.           Management's Discussion and Analysis of                13
                  Financial Condition and Results of Operations

     3.           Quantitative and Qualitative Disclosure About          18
                  Market Risk

PART II.          OTHER INFORMATION

Item 5.           Other Information                                      19

Item 6.           Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                               20

                  HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS



                                                                                        June 30,           December 31,
Assets                                                                                   2000                  1999
------                                                                                  ------                -----
                                                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents                                                        $     249,730          $   645,389
   Accounts receivable - net                                                           14,753,873           13,806,760
   Loan receivable                                                                              -               50,411
   Prepaid expenses and other                                                             367,452              226,752
                                                                                          -------              -------
                  Total current assets                                                 15,371,055           14,729,312
                                                                                       ----------           ----------
Property, Plant and Equipment - Net                                                     8,094,461            7,754,840
                                                                                        ---------            ---------
Deferred Tax Asset - Net                                                                2,543,926            2,494,184
                                                                                        ---------            ---------
Other Assets:
   Due from officer                                                                       264,125              264,125
   Deferred transaction and financing costs                                             1,036,050              905,676
   Other                                                                                  391,101              464,679
   Investment in Atlantic Imaging Group, LLC ("AIG")                                      215,291               94,785
   Goodwill - net                                                                      12,211,536           12,421,518
                                                                                       ----------           ----------
                  Total other assets                                                   14,118,103           14,150,783
                                                                                       ----------           ----------
Total Assets                                                                          $40,127,545          $39,129,119
                                                                                      ===========          ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                               $4,065,673           $2,538,156
   Current portion of capital lease obligations                                         1,066,709              766,338
   Current portion of note payable                                                      2,448,670            2,306,758
   Income taxes payable                                                                         -                6,475
                                                                                        ---------                -----
                  Total current liabilities                                             7,581,052            5,617,727
                                                                                        ---------            ---------
Noncurrent Liabilities:
   Capital lease obligations                                                            3,576,878            2,717,700
   Borrowings under revolving line of credit                                            3,425,829            3,251,360
   Note payable                                                                         9,063,666           10,324,538
                                                                                        ---------           ----------
                  Total noncurrent liabilities                                         16,066,373           16,293,598
                                                                                       ----------           ----------
Minority Interests                                                                        412,556              478,800
                                                                                          -------              -------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
      Series D 8% cumulative accelerating redeemable preferred stock, 633.64 shares outstanding at June 30, 2000 and December 31, 1999, respectively ($10,500
      per share liquidation preference)                                                        63                   63
   Common stock, $.01 par value:  50,000,000 shares authorized, 1,135,699
      outstanding at June 30, 2000 and December 31, 1999, respectively                     11,357               11,357
   Additional paid-in capital                                                          20,742,679           20,742,679
   Accumulated deficit                                                                 (4,686,535)          (4,015,105)
                                                                                       -----------          -----------
                  Total stockholders' equity                                           16,067,564           16,738,994
                                                                                       ----------           ----------
Total Liabilities and Stockholders' Equity                                            $40,127,545          $39,129,119

                                                                                      ===========          ===========

                 See accompanying notes to consolidated financial statements

                     HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME



                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                             (Unaudited)                             (Unaudited)
                                                       2000               1999                2000                1999
                                                       ----               ----                ----                ----

Revenues                                              $4,841,112         $5,750,799         $9,832,480          $11,773,301
                                                      ----------         ----------         ----------          -----------
OPERATING EXPENSES:
   Salaries                                            1,517,248          1,864,827          3,118,550            3,606,662
   Other operating expenses                            1,473,157          1,666,633          3,031,337            3,408,110
   Provision for bad debts                               404,378            116,256            819,894              255,248
   Consulting and marketing fees                          15,152            149,046            155,148              267,042
   Professional fees                                      70,728            106,900            170,249              283,638
   Depreciation and amortization                         711,251            770,198          1,630,561            1,572,607
   Interest                                              598,659            676,582          1,218,844            1,522,947
                                                         -------            -------          ---------            ---------
                                                       4,790,573          5,350,442         10,144,583           10,916,254
                                                       ---------          ---------         ----------           ----------
Income/(Loss)Before Minority Interests in
Joint Ventures and Income Taxes                           50,539            400,357           (312,103)             857,047
Equity earnings in AIG                                   259,899            (54,364)           274,229              (30,814)
Minority Interests in Joint Ventures                    (142,393)           (77,820)          (200,831)            (184,290)
                                                        ---------           --------          ---------            ---------
Income/(Loss) Before Income Taxes                        168,045            268,173           (238,705)             641,943
Income Tax (Benefit) Provision                            69,988           (520,446)           (21,554)            (821,264)
                                                          ------           ---------           --------            ---------
Net Income/(Loss)                                         98,057            788,619           (217,151)           1,463,207
Preferred Dividends                                      248,137            272,216            496,272              501,049
                                                         -------            -------            -------              -------
Net (Loss)/Income Available to Common

Shareholders                                           $(150,080)          $516,403          $(713,423)            $962,158
                                                       ==========          ========          ==========            ========
Net (Loss)/Income per Common Share -
Basic                                                    $(.13)               $.45             $(.63)               $.85
                                                         ======               ====             ======               ====
Weighted Average Common Shares
   Outstanding - Basic                                 1,135,699          1,135,699          1,135,699            1,135,699
                                                       =========          =========          =========            =========
Net (Loss)/Income per Common Share-
Diluted                                                  $(.13)               $.38             $(.63)               $.71
                                                         ======               ====             ======               ====

Weighted Average Common Shares                         1,135,699          2,052,308          1,135,699            2,058,717
Outstanding - Diluted                                  =========          =========          =========            =========




      See  accompanying  notes  to  consolidated  financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)



                                                                                          Accumulated
                                                                              Additional  (Deficit)                    Total
                                                                                Paid-in    Retained   Unearned      Stockholders'
                                                                                Capital    Earnings  Compensation      Equity
                                    Preferred Stock        Common Stock
                                  Shares     Amount    Shares     Amount
BALANCE, JANUARY 1, 2000           634        $63     1,135,699   $11,357    $20,742,679  $(3,964,479)  $(50,626)     $16,738,994

Net (Loss)                                                                                   (217,151)                   (217,151)

Unearned compensation in
connection with stock option
grant

Amortization of unearned
compensation for stock options                                                                            41,993           41,993

Preferred dividends                                                                          (496,272)                   (496,272)
                                --------    --------  ---------   -------  -------------      --------   ---------       ---------

BALANCE, JUNE 30, 2000             634        $63     1,135,699   $11,357    $20,742,679  $(4,677,902)   $(8,633)     $16,067,564
                                ========    ========  =========   =======  =============  ============   ========     ===========




         See  accompanying  notes  to  consolidated  financial statements.

                         HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                                   June 30,
                                                                                 (Unaudited)
                                                                             2000                 1999
                                                                             ----                 ----
Cash Flows From Operating Activities:
  Net (loss)/income available to common shareholders                       $(713,423)          $962,158
  Adjustments to reconcile net (loss)/income available to common shareholders to net cash provided by operating activities:
      Depreciation and amortization                                        1,630,561          1,572,607
      Non-cash compensation charge                                            41,993             40,245
      Interests in joint ventures                                             80,324            184,290
      Allowance for doubtful accounts                                      1,118,000            403,000
Changes in Assets and Liabilities:
            Accounts receivable                                           (2,065,113)          (198,091)
            Prepaid expenses and other                                      (140,700)          (143,138)
            Deferred taxes                                                   (49,742)          (862,700)
            Goodwill                                                        (135,000)          (144,699)
            Other                                                             73,578           (159,390)
            Accounts payable and accrued expenses                          1,527,518             95,046
            Income taxes payable                                              (6,475)           (84,795)
            Deferred transaction and financing costs                        (130,374)           142,726
                                                                            ---------           -------
                  Net cash provided by operating activities                1,231,147          1,807,259
                                                                           ---------          ---------

Cash Flows from Investing Activities:
      Loan receivable                                                         50,411            (99,589)
      Purchases of property, plant and equipment                             (30,988)          (356,694)
                                                                             --------          ---------
                  Net cash provided (used in) by investing activities         19,423           (456,283)
                                                                              ------           ---------

Cash Flows from Financing Activities:
      Borrowings (payments) against the revolving line of credit             174,469             (5,920)
      Distributions to limited partners of joint ventures                   (267,076)          (187,552)
      Payments on capital lease obligations                                 (434,662)          (835,889)
      Payments on bridge financing                                        (1,118,960)          (528,438)
      Payments on reserve for subleased equipment                                  -           (254,181)
                                                                          ----------           ---------
                  Net cash used in financing activities                   (1,646,229)        (1,811,980)
                                                                          -----------        -----------

  Decrease in cash and cash equivalents                                     (395,659)          (461,004)
  Cash and cash equivalents at beginning of period                           645,389          1,506,123
                                                                             -------          ---------
  Cash and cash equivalents at end of period                                $249,730         $1,045,119
                                                                            ========         ==========

Supplemental Cash Flow Information:
  Interest paid during the period                                         $1,217,157         $1,259,179
                                                                          ==========         ==========

  Income taxes paid during the period                                        $29,795           $180,325
                                                                             =======           ========

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
  Capital leases principally for medical equipment                        $1,594,211    $       -
                                                                          ==========    ===============



       See  accompanying  notes  to  consolidated  financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                          Six Months Ended June 30, 2000

Note 1. - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the related statements of operations and cash flows for the periods ended June 30, 2000 and 1999. The Company has recorded a net deferred tax asset of $2,543,926, an increase of $49,742 during the six months ended June 30, 2000, reflecting the benefit of approximately $3,720,000 in federal loss carryforwards that expire in varying amounts between December 31, 2006 and December 31, 2014. Realization of this net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization of this net deferred tax asset is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized through future profitable operations.

         The Company has an accumulated deficit of $4,686,535 and $4,015,105 at June 30, 2000 and December 31, 1999, respectively. The increase is attributable primarily to the net loss incurred by the Company during the first six months of 2000. Cash flows provided by operating activities were $1,231,147 and $1,807,259 for the six months ended June 30, 2000 and June 30, 1999, respectively. The Company is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. The Company anticipates a significant increase in its revenues from the acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP") (See
Note 8 - Newly Formed Ventures), as well as from Clinical Research trials it has recently arranged.

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission.

Note 2. - Earnings Per Share

         Basic  (loss)  earnings  per common  share are computed by dividing net
(loss) income available to common shareholders by the weighted average number of common shares outstanding for the six month period ended June 30, 2000 and 1999, as applicable. Diluted (loss) earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the six month period ended June 30, 2000 and 1999, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:




                                                              For the Three Months Ended June 30,
                                                    2000                                                1999
                               ----------------------------------------------      ----------------------------------------------
                                                (Unaudited)                                         (Unaudited)
                               ----------------------------------------------      ----------------------------------------------
                                Income(Loss)       Shares         Per-Share            Income          Shares        Per-Share
                                (Numerator)     (Denominator)      Amount           (Numerator)    (Denominator)       Amount
Basic EPS
Net (Loss)Income Available to
Common Shareholders                $(150,080)      1,135,699        $(.13)           $ 516,403        1,135,699           $.45
Add:
Preferred Dividends                                        -                           272,216                -

Effect of Dilutive Securities
Stock Options                               -                                                 -          44,216
Series D Stock                              -                                                 -         872,393
                               -------------- -----------------                    --------------     ----------
                                   $(150,080)       1,135,699       $(.13)            $ 788,619       2,052,308           $.38
Diluted EPS
Net (Loss)/Income
                               ============== ================= =============      ============== ================ ==============


                                                               For the Six Months Ended June 30,
                                                   2000                                                 1999
                              -----------------------------------------------      ----------------------------------------------
                                                (Unaudited)                                         (Unaudited)
                              -----------------------------------------------      ----------------------------------------------
                               Income(Loss)        Shares         Per-Share            Income          Shares        Per-Share
                                (Numerator)     (Denominator)      Amount           (Numerator)    (Denominator)       Amount
Basic EPS
Net (Loss)Income Available
to Common Shareholders             $(713,423)         1,135,699     $(.63)           $ 962,158        1,135,699           $.85
Add:
Preferred Dividends                                           -                        501,049                -

Effect of Dilutive Securities
Stock Options                               -                                                -           50,625
Series D Stock                              -                                                -          872,393
                              --------------- -----------------                    -------------- ----------------
                                   $(713,423)         1,135,699     $(.63)          $1,463,207        2,058,717           $.71
Diluted EPS
Net (Loss)/Income
                              =============== ================= =============      ============== ================ ==============


Note 3. - Relocation of Corporate Offices and Company Name Change

                  Effective August 1, 1999, the Company's corporate name was changed to HealthCare Integrated Services, Inc. and its corporate offices were relocated to Shrewsbury Executive Center II, 1040 Broad Street, Shrewsbury, New Jersey 07702. In conjunction with the relocation of the Company's corporate offices, the Company entered into a five year lease for approximately 10,300 square feet of space. The lease provides for fixed annual rent in each of years one and two of $196,308, and $206,640 in each of years three through five. Since January 20, 2000, the Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "HII". Prior thereto, it had been included in The Nasdaq Stock Market under the symbol "HISS".

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

                  The following table shows net revenues and operating income by industry segment for the three and six month periods ended June 30, 2000. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:



                                                                    Three Months       Six Months
                                                                        Ended             Ended
                                                                    June 30, 2000     June 30, 2000
                                                                      (Unaudited)      (Unaudited)
                Net revenues:
                      Diagnostic imaging                              $4,520,812       $9,183,545
                      Physician management/consulting
                        and clinical research                            320,300          648,935
                                                                      ----------      -----------
                      Total                                           $4,841,112       $9,832,480
                                                                      ==========       ==========

                Operating (loss)/income:
                      Diagnostic imaging                               $(120,334)       $(668,513)
                      Physician management/consulting
                        and clinical research                            170,873          356,410
                                                                         -------          -------
                      Total                                              $50,549        $(312,103)
                                                                         =======        ==========



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

Note 8. - Newly Formed Ventures

                Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company provides day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI provide marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR has agreed to utilize the network on an exclusive basis for any MRI services it refers claimants to on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network presently consists of 85 diagnostic imaging facilities in New Jersey and currently provides services to 18 automobile insurance carriers in New Jersey including: Allstate Insurance Company, Palisades Safety and Insurance Associates, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

                In addition, in September 1999 the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 18 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; and Glaxo Wellcome, Inc. HISCR has exclusive five-year agreements with two New Jersey-based multi-specialty physician practices to arrange and coordinate clinical research trials on behalf of their over 100 physicians and 160,000 patients. Amounts attributable to the operations of HISCR for the six months ended June 30, 2000 are not significant.

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

Physician Management and Consulting Operations

                Since February 1999, the Company has been providing management and consulting services to a New Jersey-based multi-specialty physician practices, North Jersey Health, P.A. ("NJ Health"). NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 32 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enables the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement.

                The Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to the acquisition of JIHP, the management services organization which manages Pavonia Medical Associates, P.A. ("PMA"), and (2) a multi-year administrative services agreement with PMA which includes a minimum management fee of $1.0 million per year.

                The merger agreement with PMA provides for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock of the Company which will automatically convert into 1.0 million shares of common stock of the Company upon the approval of such issuance by the Company's stockholders. In consideration for such payment, PMA has entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA will pay the Company a management fee of $1.0 million per annum payable in equal monthly installments plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. Among other things, the consummation of the acquisition of Jersey Integrated is subject to execution of definitive acquisition documents with Liberty HealthCare System, Inc., the owner of the remaining equity interest in Jersey Integrated. The Company had previously entered into an exclusive five year agreement with PMA to manage clinical research trials on its behalf.

                PMA is one of the largest multi-specialty medical practices in the state of New Jersey comprised of 72 physicians serving over 80,000 patients. Its principal office is located in Jersey City, New Jersey and it also has offices in two other locations in northern New Jersey. The Company has been providing management services to PMA for over two years.

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

For the Six Months Ended June 30, 2000 vs. June 30, 1999

                For the six months ended June 30, 2000, revenues were $9,832,480 as compared to $11,773,301 for the six months ended June 30, 1999, a decrease of approximately $1,941,000 or 16%. For the six months ended June 30, 2000, revenues from the four New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (the "Beran Acquisition") had decreased by approximately $976,000, and revenues from the Company's Monmouth, Edgewater and Wayne MRI facilities had decreased by approximately $1,054,000. Interest income decreased by $229,000. These decreases were partially offset by increases at the Company's Brooklyn and Lower Manhattan facilities of approximately $318,000. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

                For the six months ended June 30, 2000, operating expenses were $10,144,583 as compared to $10,916,254 for the six months ended June 30, 1999, a decrease of approximately $772,000 or 7%. This decrease was primarily due to (i) decreased interest expense (approximately $304,000) as a result of a decrease in interest payments to DVI Financial Services Inc. ("DVI") under the $14.0 million bridge loan (the "DFS Loan") provided to the Company in October 1998 in connection with the Beran Acquisition (which loan was renegotiated in September 1999 from a short-term bridge loan into a long-term liability), (ii) decreased overall salary expense relating to the elimination of several management and administrative positions in connection with, among other things, the consolidation of billing functions (approximately $488,000), (iii) decreased consulting, marketing and professional fees (approximately $225,000) and (iv) decreased overall general and administrative expenses

(approximately $378,000). These decreases are a result of the Company's overall expense reduction efforts that have recently been instituted. The decreases in operating expenses were partially offset by (A) an increase in depreciation and amortization expenses relating to additional medical equipment acquired during the first six months of 2000 (approximately $58,000) and (B) an increase in bad debt expense relating to the Beran receivables (approximately $565,000).

                Earnings for the six months ended June 30, 2000,  as a result of the Company's 50% ownership interest in Atlantic Imaging, a 50/50 joint venture formed in April 1999 with HAI to develop, market and manage statewide networks of diagnostic imaging facilities (See Note 8 to accompanying financial statement) increased by approximately $305,000. This increase is a result of the joint venture being in operation for the entire period and increased volume at the network's facilities.

For the Three Months Ended June 30, 2000 vs. June 30, 1999

                For the three months ended June 30, 2000, revenues were $4,841,112 as compared to $5,750,799 for the three months ended June 30, 1999, a decrease of approximately $909,000 or 16%.
 For the three months ended June 30, 2000, revenues from the four New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (the "Beran Acquisition") had decreased by approximately $374,000, and revenues from the Company's Monmouth, Edgewater and Rittenhouse MRI facilities had decreased by approximately $690,000. These decreases were partially offset by increases at the Company's Brooklyn and Lower Manhattan facilities of approximately $155,000. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

                For the three months ended June 30, 2000, operating expenses were $4,790,573 as compared to $5,350,442 for the three months ended June 30, 1999, a decrease of approximately $560,000 or 10%. This decrease was primarily due to (i) decreased interest expense (approximately $78,000) as a result of a decrease in interest payments to DVI Financial Services Inc. ("DVI") under the $14.0 million bridge loan (the "DFS Loan") provided to the Company in October 1998 in connection with the Beran Acquisition (which loan was renegotiated in September 1999 from a short-term bridge loan into a long-term liability), (ii) decreased overall salary expense relating to the elimination of several management and administrative positions in connection with, among other things, the consolidation of billing functions (approximately $348,000), (iii) decreased consulting, marketing and professional fees (approximately $170,000), (iv) decreased overall general and administrative expenses (approximately $193,000) and (v) decreased depreciation and amortization expense relating to fully depreciated assets (approximately $59,000). These decreases are a result of the Company's overall expense reduction efforts that have recently been instituted. The decreases in operating expenses were partially offset by an increase in bad debt expense relating to the Beran receivables (approximately $288,000).

                Earnings for the three months ended June 30, 2000, as a result of the Company's 50% ownership interest in Atlantic Imaging, a 50/50 joint venture formed in April 1999 with HAI to develop, market and manage statewide networks of diagnostic imaging facilities (See Note 8 to accompanying financial statement) increased by approximately $314,000. This increase is a result of the joint venture being in operation for the entire period and increased volume at the network's facilities.

Liquidity and Capital Resources of the Company

                As of June 30, 2000, the Company had a cash balance of $249,730, current assets of $15,371,055, current liabilities of $7,581,052 and a working capital of $7,790,003.

                While the Company's working capital benefited from the Company's renegotiation in September 1999 of the DFS Loan into a long-term liability (which renegotiation resulted in an extended repayment date of May 1, 2004, with monthly principal and interest payment of approximately $308,000), the Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

                The Company is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. Furthermore, the Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. Additionally, the Company anticipates a significant increase in its revenues from the acquisition of JIHP, as well as, from clinical research trials it has recently arranged.

                Cash flows provided by operating activities were $1,231,147 for the six months ended June 30, 2000, which consisted primarily of (i) net loss of $713,423, (ii) depreciation and amortization of $1,630,561, (iii) an increase in the allowance for doubtful accounts receivable of $1,118,000 and (iv) minority interests in joint ventures of $80,324. Other significant components of cash flows provided by operating activities include (A) an increase in accounts receivable, net of $947,113, (B) an increase in deferred tax asset of $49,742,
(C) an increase in prepaid expenses and other of $140,700, and (D) an increase in accounts payable and accrued expenses of $1,527,518.

                Cash flows provided by investing activities were $19,423, which related to interest income of $50,411 associated with a $2.5 million loan to the Beran Entities and purchases of property, plant and equipment of $30,988. The loan to the Beran Entities bears interest at 8% per annum and matures upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran entities repaid this loan in shares of Series D Cumulative Accelerating Redeemable Preferred Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan).

                Cash flows used in financing activities were $1,646,229, which consisted primarily of payments on capital lease obligations of $434,662, payments on the DFS Bridge Loan of $1,118,960 and distributions to limited partners of joint venture of $267,076, all of which were partially offset by borrowing under the Company's revolving line of credit, as discussed below of $174,469.

                In July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to the acquisition of JIHP, the management services organization which manages Pavonia Medical Associates, P.A. ("PMA"), and (2) a multi-year administrative services agreement with PMA which includes a minimum management fee of $1.0 million per year.

                The merger agreement with PMA provides for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock of the Company which will automatically convert into 1.0 million shares of common stock of the Company upon the approval of such issuance by the Company's stockholders. In consideration for such payment, PMA has entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA will pay the Company a management fee of $1.0 million per annum payable in equal monthly installments plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. Among other things, the consummation of the acquisition of Jersey Integrated is subject to execution of definitive acquisition documents with Liberty HealthCare System, Inc., the owner of the remaining equity interest in Jersey Integrated. The Company had previously entered into an exclusive five year agreement with PMA to manage clinical research trials on its behalf.

                PMA is one of the largest multi-specialty medical practices in the state of New Jersey comprised of 72 physicians serving over 80,000 patients. Its principal office is located in Jersey City, New Jersey and it also has offices in two other locations in northern New Jersey. The Company has been providing management services to PMA for over two years.

                When completed, the Company expects the acquisition of JIHP will act as a platform from which the Company hopes to continue to build its physician practice management and consulting division, its clinical research trials division and its clinical trials website, CliniCure.com, and is intended to be a launching pad for the e-commerce expansion of its business, selling products and services to physicians and patients alike. Continued expansion of these businesses may require additional sources of financing in the future.

                In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At June 30, 2000, approximately $453,179 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

                Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At June 30, 2000, the Company had $3,425,829 of borrowings under this credit facility.

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

                The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants and the sale of Series C Convertible Preferred Stock in February 1996. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting and clinical research operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will enable the Company to meet its anticipated cash requirements for its present operations for the next twelve months. The Company has instituted measures to improve its revenues, including the formation of Atlantic Imaging in April 1999 with HealthMark Alliance, Inc. to develop, market and manage statewide networks of diagnostic imaging facilities, the establishment of clinical research operations and the launching of CliniCure.com to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies, and is also considering various other strategic alternatives, including additional joint ventures, the sale and/or other disposition of all or a portion of its diagnostic imaging operations and expansion of its e-commerce operations.

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

Item 6.  Exhibits and Reports on Form  8-K

         (a)    Exhibit 27          -       Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE INTEGRATED SERVICES, INC.
                  (Registrant)



Date: August 21, 2000                       /s/ Elliott H. Vernon
                                           ----------------------
                                           Elliott H. Vernon
                                           Chairman of the Board and
                                           Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 21, 2000                       /s/ Alfred Beltrani
                                            --------------------
                                            Alfred Beltrani
                                            Vice President - Controller
                                           (Principal Financial and
                                            Accounting Officer)