Form 10-Q
period 2000-09-30
HEALTHCARE INTEGRATED SERVICES INC
filed 2000-11-20
CIK 878230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2000
                                  ------------------

                                                        OR

[   ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

                                         Commission file number 000-19636
                                                    ---------

                      HEALTHCARE INTEGRATED SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-3119929
         --------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1040 Broad Street, Shrewsbury, New Jersey                      07702
-----------------------------------------                      -----
(Address of principal executive offices)                     (Zip Code)

                                           (732) 544-8200
                                          --------------
                       (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at November 20, 2000
         -----                              --------------------------------
Common Stock, $.01 par value                        1,361,703 shares

                 HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                          INDEX

PART I.           FINANCIAL INFORMATION:                                 PAGE
-------           ----------------------                                 ----

Item 1.           Financial Statements:

     Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999                          3

     Consolidated Statements of Income -
         Three and nine months ended September 30, 2000 and 1999           4

     Consolidated Statement of Changes in Stockholders Equity -
         For the nine months ended September 30, 2000                      5

     Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2000 and 1999                     6

     Notes to Consolidated Financial Statements                            7

Item 2.           Management's Discussion and Analysis of                 15
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure About           21
                  Market Risk

PART II.          OTHER INFORMATION

Item 5.           Other Information                                       22

Item 6.           Exhibits and Reports on Form 8-K                        22

SIGNATURES                                                                23
----------

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

                   HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,          December 31,
Assets                                                                                  2000                   1999
------                                                                                 ------                 -----
                                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                                                        $   405,438           $    645,389
   Accounts receivable - net                                                         14,471,775             13,806,760
   Loan receivable                                                                            -                 50,411
   Due from International Commerce Exchange Systems, Inc. ("ICES")                      504,882                      -
   Prepaid expenses and other                                                           281,523                226,752
                                                                                        -------                -------
                  Total current assets                                               15,663,618             14,729,312
                                                                                     ----------             ----------
Property, Plant and Equipment - Net                                                   8,130,694              7,754,840
                                                                                      ---------              ---------
Deferred Tax Asset - Net                                                              1,192,702              2,494,184
                                                                                      ---------              ---------
Other Assets:
   Due from officer                                                                     264,125                264,125
   Deferred transaction and financing costs                                           1,075,834                905,676
   Other                                                                                354,886                464,679
   Investment in Atlantic Imaging Group, LLC ("AIG")                                    242,828                 94,785
   Goodwill - net                                                                    12,031,873             12,421,518
                                                                                     ----------             ----------
                  Total other assets                                                 13,969,546             14,150,783
                                                                                     ----------             ----------
Total Assets                                                                        $38,956,560            $39,129,119
                                                                                    ===========            ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                             $4,852,826             $2,538,156
   Current portion of capital lease obligations                                       1,177,130                766,338
   Current portion of note payable                                                    2,522,867              2,306,758
   Income taxes payable                                                                       -                  6,475
                                                                                      ---------                  -----
                  Total current liabilities                                           8,552,823              5,617,727
                                                                                      ---------              ---------
Noncurrent Liabilities:
   Capital lease obligations                                                          3,715,786              2,717,700
   Borrowings under revolving line of credit                                          3,586,505              3,251,360
   Note payable                                                                       8,404,434             10,324,538
                                                                                      ---------             ----------
                  Total noncurrent liabilities                                       15,706,725             16,293,598
                                                                                     ----------             ----------
Minority Interests                                                                      443,217                478,800
                                                                                        -------                -------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
      Series D 8% cumulative accelerating redeemable preferred stock, 633.647 shares outstanding at September 30, 2000 and December 31, 1999, respectively
      ($10,500 per share liquidation preference)                                             63                     63
   Common stock, $.01 par value: 50,000,000 shares authorized, 1,361,703
   outstanding at September 30, 2000 and 1,135,699 at December 31, 1999                  13,617                 11,357
   Additional paid-in capital                                                        21,240,419             20,742,679
   Accumulated deficit                                                               (7,000,304)            (4,015,105)
                                                                                     -----------            -----------
                  Total stockholders' equity                                         14,253,795             16,738,994
                                                                                     ----------             ----------
Total Liabilities and Stockholders' Equity                                          $38,956,560            $39,129,119
                                                                                    ===========            ===========




                See accompanying notes to consolidated financial
                                  statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                          (Unaudited)                             (Unaudited)
                                                        2000               1999                 2000               1999
                                                        ----               ----                 ----               ----
Revenues                                              $3,940,262         $5,384,878         $13,772,742         $17,158,179
                                                      ----------         ----------         -----------         -----------
OPERATING EXPENSES:
   Salaries                                            1,716,570          1,720,430           4,835,120           5,327,092
   Other operating expenses                            1,154,668          1,749,844           4,186,005           5,157,954
   Provision for bad debts                               386,209            161,091           1,206,103             416,339
   Consulting and marketing fees                          14,278            144,746             169,426             411,788
   Professional fees                                     121,633            159,066             291,882             442,704
   Depreciation and amortization                         700,504            797,087           2,331,065           2,369,694
   Interest                                              610,626            597,848           1,829,470           2,120,795
                                                         -------            -------           ---------           ---------
                                                       4,704,488          5,330,112          14,849,071          16,246,366
                                                       ---------          ---------          ----------          ----------
(Loss)/Income Before Minority Interests in                                   54,766
Joint Ventures and Income Taxes                         (764,226)                            (1,076,329)            911,813

Equity earnings in AIG                                   127,537             22,389             401,766              (8,425)

Minority Interests in Joint Ventures                     (93,113)            96,335            (293,944)            (87,955)
                                                         --------            ------            ---------            --------
(Loss)/Income Before Income Taxes                       (729,802)           173,490            (968,507)            815,433

Income Tax Expense/(Benefit) Provision                 1,340,091          (782,600)           1,318,537          (1,603,864)
                                                       ---------          ---------           ---------         -----------
Net (Loss)/Income                                     (2,069,893)           956,090          (2,287,044)          2,419,297

Preferred Dividends                                      250,861            322,999             747,133             824,048
                                                         -------            -------             -------             -------
Net (Loss)/Income Available to Common
Shareholders                                         $(2,320,754)          $633,091         $(3,034,177)         $1,595,249
                                                       ==========          ========         ============         ==========

Net (Loss)/Income per Common Share -
Basic                                                  $(1.88)              $.56               $(2.60)              $1.41
                                                        ======              ====               =======              =====
Weighted Average Common Shares
   Outstanding - Basic                                 1,231,505          1,135,699           1,167,867           1,135,699
                                                       =========          =========           =========           =========
Net (Loss)/Income per Common Share-
Diluted                                                $(1.88)              $.47               $(2.60)              $1.20
                                                        ======              ====               =======              =====

Weighted Average Common Shares                         1,231,505          2,025,871           1,167,867           2,008,092
    Outstanding - Diluted                              =========          =========           =========           =========



             See  accompanying  notes  to  consolidated  financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                          Accumulated
                                                                            Additional     (Deficit)                     Total
                                                                              Paid-in      Retained     Unearned     Stockholders'
                                                                              Capital      Earnings   Compensation       Equity
                                       Preferred Stock      Common Stock
                                       Shares    Amount  Shares     Amount

BALANCE, JANUARY 1, 2000                634       $63   1,135,699  $11,357  $20,742,679  $(3,964,479)   $(50,626)      $16,738,994

Net (loss)                                                                                (2,287,044)                   (2,287,044)

Unearned compensation in connection
with stock option grant

Issuance of stock                                         226,004   2,260      497,740                                     500,000

Amortization of unearned compensation
for stock options                                                                                          48,978           48,978

Preferred dividends                                                                         (747,133)                     (747,133)

BALANCE, SEPTEMBER 30, 2000             634       $63   1,361,703  $13,617  $21,240,419  $(6,998,656)     $(1,648)     $14,253,795
                                        ===       ====  =========  =======  ===========  ============     ========     ===========






    See  accompanying  notes  to  consolidated  financial statements.

                 HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                              September 30,
                                                                               (Unaudited)
                                                                             2000                  1999
                                                                             ----                  ----
Cash Flows From Operating Activities:

  Net (loss)/income available to common shareholders                     $(3,034,177)        $1,595,249
  Adjustments to reconcile net (loss)/income available to common shareholders to net cash provided by operating activities:
      Depreciation and amortization                                        2,331,064          2,369,694
      Non-cash compensation charge                                            48,978             58,052
      Charge associated with facility closure                                      -             33,371
      Interests in joint ventures                                            145,901             87,955
      Allowance for doubtful accounts                                      1,676,000            693,000
Changes in Assets and Liabilities:
            Accounts receivable                                           (2,341,015)           179,859
            Prepaid expenses and other                                       (54,771)          (189,979)
            Deferred taxes                                                 1,301,482         (1,682,000)
            Goodwill                                                        (135,000)          (224,539)
            Other                                                            109,793           (274,572)
            Accounts payable and accrued expenses                          2,314,670            217,319
            Income taxes payable                                              (6,475)           (60,460)
            Deferred transaction and financing costs                        (170,158)            54,479
                                                                            ---------            ------
                  Net cash provided by operating activities                2,186,292          2,857,428
                                                                           ---------          ---------

Cash Flows from Investing Activities:
      Loan receivable                                                         50,411           (150,000)
      Due from ICES                                                         (504,882)                 -
      Purchases of property, plant and equipment                             (48,111)          (568,342)
                                                                             --------          ---------
                  Net cash used in investing activities                     (502,582)          (718,342)
                                                                            ---------          ---------

Cash Flows from Financing Activities:
      Borrowings (payments) against the revolving line of credit             335,145            (39,355)
      Proceeds from sale of stock                                            500,000                  -
      Distributions to limited partners of joint ventures                   (329,527)          (325,308)
      Payments on capital lease obligations                                 (725,284)        (1,245,307)
      Payments on bridge financing                                        (1,703,995)          (833,783)
      Payments on reserve for subleased equipment                                  -           (302,381)
                                                                          ----------           ---------
                  Net cash used in financing activities                   (1,923,661)        (2,746,134)
                                                                          -----------        -----------

  (Decrease) in cash and cash equivalents                                   (239,951)          (607,048)
  Cash and cash equivalents at beginning of period                           645,389          1,506,123
                                                                             -------          ---------
  Cash and cash equivalents at end of period                                $405,438           $899,075
                                                                            --------           --------

Supplemental Cash Flow Information:
  Interest paid during the period                                             $1,491         $1,863,692
                                                                              ======         ==========
  Income taxes paid during the period                                        $29,903           $196,115
                                                                             =======           ========

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
  Capital leases principally for computer and medical equipment           $2,134,164            $50,855
                                                                          ==========            =======



            See  accompanying  notes  to  consolidated  financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 2000


Note 1. - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the related statements of operations and cash flows for the periods ended September 30, 2000 and 1999. The Company has recorded a net deferred tax asset of $1,192,702 as of September 30, 2000, which represents a decrease of $1,301,482 over the net deferred tax asset of $2,494,184 as of December 31, 1999. This net deferred tax asset reflects the benefit of approximately $2,704,000 in federal loss carryforwards that expire in varying amounts between December 31, 2006 and December 31, 2014. This net deferred tax asset has been recorded net of a valuation allowance of $1,381,000 as of September 30, 2000 to reflect the estimated amount of deferred tax assets which may not be realized through generating sufficient taxable income prior to expiration of the loss carryforwards. Realization of the remaining net deferred tax asset may be limited pursuant to Internal Revenue Code Section 382 as a result of any changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

         The Company had an accumulated deficit of $7,000,304 and $4,015,105 at September 30, 2000 and December 31, 1999, respectively. The increase in accumulated deficit is attributable primarily to the net loss incurred by the Company during the first nine months of fiscal 2000. Cash flows provided by operating activities were $2,186,292 and $2,857,428 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. The Company anticipates a significant increase in its revenues from the acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP") of approximately $13 million (See Note 8 - Newly Formed Ventures), as well as from clinical research trials it has recently arranged.

         The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission.

         On January 20, 2000, the Company effectuated a 1:10 reverse stock split of its common stock and simultaneously therewith, commenced trading on The American Stock Exchange under the symbol "HII". The common stock discontinued trading on the Nasdaq National Market as of the close of business on January 19, 2000, where it was traded under the symbol "HISS". Where applicable, all references to number of shares or per share amounts in the accompanying financial statements and notes have been adjusted to reflect this reverse stock split.

Note 2. - Earnings Per Share

         Basic  (loss)  earnings  per common  share are computed by dividing net
(loss) income available to common shareholders by the weighted average number of common shares outstanding for the nine month period ended September 30, 2000 and 1999, as applicable. Diluted (loss) earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the nine month period ended September 30, 2000 and 1999, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.



     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                                   For the Three Months Ended September 30,
                                        2000                                     1999
                                        ----                                     ----
                                    (Unaudited)                                (Unaudited)
                                    -----------                                -----------
                        Income(Loss)     Shares       Per Share       Income        Shares      Per-Share
                        (Numerator)     (Denominator)  Amount        (Numerator) (Denominator)   Amount

Basis EPS
Net (Loss)Income
 Available to
 Common Shareholders  $(2,320,754)       1,231,505     $(1.88)       $ 633,091     1,135,699     $.56

Add:
Preferred Dividends                              -                     322,999            -

Effect of Dilutive
 Securities
Stock Options                   -                                            -        17,779
Series D Stock                  -                                            -       872,393
                         --------        -----------                 ---------       -------

Diluted EPS
Net (Loss)/Income     $(2,320,754)       1,231,505     $(1.88)       $956,090      2,025,871     $.47
                       ==========        =========      =====        ========      =========     ====



                                                   For the Nine Months Ended September 30,
                                        2000                                     1999
                                        ----                                     ----
                                    (Unaudited)                                (Unaudited)
                                    -----------                                -----------
                        Income(Loss)     Shares       Per Share       Income        Shares      Per-Share
                        (Numerator)     (Denominator)  Amount        (Numerator) (Denominator)   Amount

Basis EPS
Net (Loss)Income
 Available to
 Common Shareholders    $(3,034,177)      1,167,867      $(2.60)      $1,595,249    1,135,699     $1.41

Add:
Preferred Dividends                               -                      824,048            -

Effect of Dilutive
 Securities
Stock Options                     -                                            -             -
Series D Stock                    -                                            -       872,393
                           --------      ----------                    ---------       -------

Diluted EPS
Net (Loss)/Income       $(3,034,177)    1,167,867        $(2.60)      $2,419,297     2,008,092     $1.20
                         ==========     =========        ======        =========      =========     =====



Note 3.  Company Name Change and Relocation of Corporate Office

     Effective August 1, 1999, the Company's corporate name was changed to HealthCare Integrated Services, Inc. ("HIS") and its corporate offices were relocated to Shrewsbury Executive Center II, 1040 Broad Street, Shrewsbury, New Jersey 07702. In conjunction with the relocation of the Company's corporate offices, the Company entered into a five year lease for approximately 10,300 square feet of space. The lease provides for fixed annual rent in each of years one and two of $196,308, and $206,640 in each of years three through five.


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

                  The DFS Loan bears interest at 12% per annum. The initial repayment schedule of the DFS Loan was as follows: no payment due in month one (i.e., November 1998), interest only payments of $140,000 in each of months two through four (i.e., December 1998, January 1999 and February 1999), principal and interest payments of approximately $308,000 in each of months five and six (i.e., March 1999 and April 1999) with a balloon payment of $13,951,804 due in month seven (i.e., May 1999), which balloon payment date had been extended to August 1, 1999. In September 1999, the Company renegotiated the DFS Loan into a long-term liability. As a result, the repayment date of the debt is now May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Loan at the time of renegotiation was $13,166,217. In addition, options to purchase 40,000 shares of the Company's Common Stock, at an exercise price of $10.3125 per share, were issued to DFS for providing the DFS Loan. The Beran Acquisition was accounted for as a purchase.

     In July 1999, the Company ceased operations at its Monroe Diagnostic Imaging Center (the "Williamstown Facility") located in Williamstown, New Jersey. The facility, historically and since its acquisition by the Company in October 1998, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of the Williamstown Facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which was primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

Note 5. - Deferred Transaction and Financing Costs

     Deferred transaction and financing costs relate to (i) legal and accounting fees incurred in connection with the Company's proposed acquisition of JIHP and other pending acquisitions or management services contracts and (ii) costs incurred in connection with the Company's ongoing discussions with financial institutions for interim and long-term financing. In the event any of such proposed acquisitions or financing is not consummated or any such management services contract is not executed, the related deferred costs will be expensed.

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

                  The following table shows net revenues and operating income by industry segment for the three and nine month periods ended September 30, 2000. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:



                                                                                        Three Months               Nine Months
                                                                                           Ended                         Ended
                                                                                        Sept. 30, 2000             Sept. 30, 2000
                                                                                        --------------             --------------
                                                                                        (Unaudited)                 (Unaudited)
                Net revenues:
                      Diagnostic imaging                                                   $3,615,380               $12,798,925
                      Physician management/consulting
                        and clinical research                                                 320,000                   968,935
                                                                                           ----------               -----------
                      Total                                                                $3,935,380               $13,767,860
                                                                                           ==========               ===========

                Operating (loss)/income:
                      Diagnostic imaging                                                    $(972,726)              $(1,641,238)
                      Physician management/consulting
                        and clinical research                                                 203,618                   560,027
                                                                                              -------                   -------
                      Total                                                                 $(769,108)              $(1,081,211)
                                                                                            ==========              ============


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

Note 8. - Newly Formed Ventures

                Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company provides day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI provide marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR has agreed to utilize the network on an exclusive basis for any MRI services it refers claimants to on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network presently  consists  of 85  diagnostic  imaging  facilities  in New  Jersey  and currently  provides  services to 18  automobile  insurance  carriers  including:
Allstate Insurance Company, Palisades Safety and Insurance Associates, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

                In addition, in September 1999 the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 20 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension, asthma medication, pulmonary function and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; American Biosystems, Inc; Pfizer; and Glaxo Wellcome, Inc. HISCR has exclusive five-year agreements with two New Jersey-based multi-specialty physician practices to arrange and coordinate clinical research trials on behalf of their over 100 physicians and 160,000 patients and a New Jersey based primary care physician practice with 4 physicians and over 25,000 patients. Amounts attributable to the operations of CliniCure.com for the nine months ended September 30, 2000 are not significant.

     In January 2000, the Company formed CliniCure.com, LLC ("Clinicure.com"), a wholly-owned subsidiary, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. CliniCure.com's Web site is intended to be an easy to navigate medical web site which will facilitate access to medical clinical trials for both patients and physicians alike. It is expected that patient users will be able to research new clinical trials beginning in a variety of areas and, if interested, will be able to apply for participation in these trials. Additionally, physicians and researchers will be able to utilize the site as a referral source in the recruitment of candidates for clinical trials. Amounts attributable to the operations of CliniCure.com for the nine months ended September 30, 2000 are not significant.

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

              The Company has continued to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to the acquisition of JIHP, the management services organization which manages Pavonia Medical Associates, P.A. ("PMA"), and (2) a multi-year administrative services agreement with PMA which includes a minimum management fee of $1.0 million per year.

                The merger agreement with PMA provides for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock of the Company which will automatically convert into 1.0 million shares of common stock of the Company upon the approval of such issuance by the Company's stockholders. In connection with the prospective merger, PMA has entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA will pay the Company a management fee of $1.0 million per annum payable in equal monthly installments plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. Among other things, the consummation of the acquisition of JIHP is subject to execution of definitive acquisition documents with Liberty HealthCare System, Inc., the owner of the remaining equity interest in JIHP. The Company had previously entered into an exclusive five year agreement with PMA to arrange and coordinate clinical research trials on its behalf.

                PMA is one of the largest multi-specialty medical practices in the state of New Jersey comprised of 72 physicians serving over 80,000 patients. Its principal office is located in Jersey City, New Jersey and it also has offices in two other locations in northern New Jersey. The Company has been providing management services to PMA for over two years.

MedicalEdge Technologies, Inc.

     On September 26, 2000, the Company executed an amended letter of intent with MedicalEdge Technologies, Inc., an acute care/physician services e-commerce healthcare company ("MedicalEdge"), with respect to its acquisition, by way of reverse merger (the "Merger"), of the Company. This letter of intent (the "ME Letter") was subsequently amended and reexecuted as of September 26, 2000.

                The Merger, when completed, will reorient part of the focus of the Company to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc., a "Silicon Alley" based Internet services and technology holding company ("ICES").

                The ME  Letter  provides  that  in the  Merger  the  MedicalEdge stockholders will be issued shares of the Company's Common Stock representing, in the aggregate, 72% of the issued and outstanding Common Stock immediately after the Merger (on a fully-diluted basis). The Merger is subject to, among other closing conditions, the final negotiation of a merger agreement, satisfactory completion of due diligence, stockholder approval and the disposition by the Company of its diagnostic imaging business.

                In order to provide certain protection to the stockholders of the Company as of September 26, 2000, the ME Letter provides that in the event that the average per share closing sales price of the Common Stock for the 20 consecutive trading days prior to the first anniversary of the closing of the Merger is not equal to $2.50 or more, each such stockholder of the Company shall have the right to require the Company to purchase, in whole or in part, the shares of Common Stock such stockholder owned as of September 26, 2000 and which it still owns as of such anniversary date, for a per share purchase price of $2.50.

     The ME Letter further provides that upon execution the Company will issue to MedicalEdge 100 shares of its preferred stock convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger as hereinbefore discussed. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the ME Letter, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of preferred stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of Common Stock, as the Company shall determine.

                In conjunction with the execution of the ME Letter, the Company raised $500,000 through an agreement to sell 226,004 shares of Common Stock to Huntington Street Company, and VentureTek L.P. for a per share purchase price of $2.212. These proceeds were loaned to ICES (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the ME Letter; provided, however, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the ME Letter and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES and MedicalEdge shall reimburse the Company for its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.

            The Company has agreed to file a registration statement covering these 226,004 shares of Common Stock within 30 days after the closing of this sale and the issuance of the requisite shares; and, to issue additional shares of Common Stock to these investors if the market price of the Common Stock at the earlier of 90 days from the closing of the sale or the effective date of the registration statement is less than $2.88 in order to provide the investors with a 130% return on their investment (valuing all shares at the then market price). The issuance of these 226,004 shares of Common Stock has been delayed pending the receipt of certain consents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Nine Months Ended September 30, 2000 vs. September 30, 1999

     For the nine months ended September 30, 2000, revenues were $13,772,742 as compared to $17,158,179 for the nine months ended September 30, 1999, a decrease of approximately $3,385,000 or 20%. For the nine months ended September 30, 2000, revenues from the four New Jersey-based diagnostic imaging facilities (the "Beran Facilities") acquired effective as of October 1, 1998 (the "Beran Acquisition") had decreased by approximately $1,830,000, and revenues from the Company's Monmouth, Edgewater and Rittenhouse MRI facilities had decreased by approximately $1,650,000. Interest income decreased by $278,000. These decreases in revenues were partially offset by increases at the Company's Brooklyn and Wayne MRI facilities of approximately $641,000. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and significant penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

                For the nine months ended September 30, 2000, operating expenses were $14,849,071 as compared to $16,246,366 for the nine months ended September 30, 1999, a decrease of approximately $1,397,000 or 9%. This decrease was primarily due to (i) decreased interest expense (approximately $291,000) under the $14.0 million bridge loan (the "DFS Loan") provided to the Company in October 1998 in connection with the Beran Acquisition (which loan was renegotiated in September 1999 from a short-term bridge loan into a long-term liability), (ii) decreased overall salary expense relating to the elimination of several management and administrative positions in connection with, among other things, the consolidation of billing functions (approximately $492,000), (iii) decreased consulting, marketing and professional fees (approximately $242,000) and (iv) decreased general and administrative expenses (approximately $972,000). A substantial portion of these decreases are a result of the Company's expense reduction efforts. The decreases in operating expenses were partially offset by an increase in bad debt expense relating to certain receivables of the Beran Facilities (approximately $790,000).

                Earnings for the nine months ended September 30, 2000 from the Company's 50% ownership interest in Atlantic Imaging increased by approximately $410,000. This increase is a result of the joint venture being in operation for the entire period and increased volume at the network's facilities.

For the Three Months Ended September 30, 2000 vs. September 30, 1999

                For the three months ended September 30, 2000, revenues were $3,940,262 as compared to $5,384,878 for the three months ended September 30, 1999, a decrease of approximately $1,445,000 or 27%. For the three months ended September 30, 2000, revenues from the four Beran Facilities had decreased by approximately $855,000, and revenues from the Company's Monmouth, Edgewater and Rittenhouse MRI facilities had decreased by approximately $750,000. Interest income decreased by $51,000. These decreases in revenues were partially offset by increases at the Company's Brooklyn and Wayne MRI facilities of approximately $205,000. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

                For the three months ended September 30, 2000, operating expenses were $4,704,488 as compared to $5,330,112 for the three months ended September 30, 1999, a decrease of approximately $626,000 or 12%. This decrease was primarily due to (i) decreased consulting, marketing and professional fees (approximately $130,000), (ii) decreased general and administrative expenses (approximately $595,000) and (iii) decreased depreciation and amortization expense relating to fully depreciated assets (approximately $97,000). A substantial portion of these decreases are a result of the Company's recently institued expense reduction efforts. The decreases in operating expenses were partially offset by an increase in bad debt expense relating to certain receivables of the Beran Facilities (approximately $225,000).

                Earnings for the three months ended September 30, 2000 from the Company's 50% ownership interest in Atlantic Imaging increased by approximately $105,000. This increase is a result of the joint venture being in operation for the entire period and increased volume at the network's facilities.

Liquidity and Capital Resources of the Company

                As of September 30, 2000, the Company had a cash balance of $405,438, current assets of $15,663,618, current liabilities of $8,552,823 and working capital of $7,110,795.

                While the Company's working capital benefited from the Company's renegotiation in September 1999 of the DFS Loan into a long-term liability (which renegotiation resulted in an extended repayment date of May 1, 2004, with monthly principal and interest payments of approximately $308,000), the Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities.

     The Company is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. The Company has also instituted certain expene reduction measures which has resulted in a decrease in the Company's operating expenses as hereinbefore discussed. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and sources thereof prove to be inaccurate.

                Cash flows provided by operating activities were $2,186,292 for the nine months ended September 30, 2000, which consisted primarily of (i) net loss of $3,034,177, (ii) depreciation and amortization of $2,331,064, (iii) an increase in the allowance for doubtful accounts receivable of $1,676,000, (iv) minority interests in joint ventures of $145,901 and (v) a reserve for the valuation of the deferred tax asset of $1,381,000. Other significant components of cash flows provided by operating activities include (A) an increase in accounts receivable, net of $665,015, (B) an increase in deferred tax asset of $79,518, (C) an increase in prepaid expenses and other of $54,771, and (D) an increase in accounts payable and accrued expenses of $2,314,670.

     Cash flows used in investing activities for the nine months ended September 30, 2000 were $502,582, which related to the loan issued to ICES of $504,882, interest income of $50,411 associated with a $2.5 million loan to the Beran Entities and purchases of property, plant and equipment of $48,111. The loan to ICES bears interest at 9.5% per annum and matures on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the ME Letter; provided however, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. The loan to the Beran Entities bore interest at 8% per annum and matured December 31, 1999. As of December 31, 1999, the Beran entities repaid this loan in shares of Series D Cumulative Accelerating Redeemable Preferred Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan), except for the $50,411 in interest which was paid in cash in January 2000.

     Cash flows used in financing activities for the nine months ended September 30, 2000 were $1,923,661, which consisted primarily of payments on capital lease obligations of $725,284, payments on the DFS Bridge Loan of $1,703,995 and distributions to limited partners of joint venture of $329,527, all of which were partially offset by borrowings under the Company's revolving line of credit of $335,145 and proceeds from the sale of stock of $500,000.

                In connection with the Company's efforts to reorient part of its focus to the provision of healthcare and related services through the Internet and to divest itself of its diagnostic imaging business, the Company is currently negotiating the sale of its interest in its MRI facility located in Wayne, New Jersey to the limited partners. This facility is operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 51% partnership interest) and two individual medical professionals (as limited partners holding in aggregate the remaining 49% partnership interest). The sale is expected to close in November 2000 and result in a gain to the Company. Proceeds of the sale will be used to reduce outstanding liabilities.

                In addition to the above transaction, the Company is also negotiating the sale of its MRI facility located in Brooklyn, New York to an unrelated third party, The sale is currently structured as an asset purchase and is expected to close in November 2000, resulting in a gain to the Company. Proceeds of the sale will be used to reduce outstanding liabilities.

     On September 26, 2000, the Company executed an amended letter of intent with respect to the acquisition, by way of reverse merger, of MedicalEdge Technologies, Inc. ("MedicalEdge"), an acute care/physician services e-commerce healthcare company. The ME Letter was subsequently amended and reexecuted as of September 26, 2000.

                The Merger, when completed, will reorient part of the focus of the Company to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc., a "Silicon Alley" based Internet services and technology holding company ("ICES").

                The ME  Letter  provides  that  in the  Merger  the  MedicalEdge stockholders will be issued shares of the Company's Common Stock representing, in the aggregate, 72% of the issued and outstanding Common Stock immediately after the Merger (on a fully-diluted basis). The Merger is subject to, among other closing conditions, the final negotiation of a merger agreement, satisfactory completion of due diligence, stockholder approval and the disposition by the Company of its diagnostic imaging business.

                In order to provide certain protection to the stockholders of the Company as of September 26, 2000, the ME Letter provides that in the event that the average per share closing sales price of the Common Stock for the 20 consecutive trading days prior to the first anniversary of the closing of the Merger is not equal to $2.50 or more, each such stockholder of the Company shall have the right to require the Company to purchase, in whole or in part, the shares of Common Stock such stockholder owned as of September 26, 2000 and which it still owns as of such anniversary date, for a per share purchase price of $2.50.

     The ME Letter further provides that upon execution the Company will issue to MedicalEdge 100 shares of its preferred stock convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger as hereinbefore discussed. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the ME Letter, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of preferred stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of Common Stock, as the Company shall determine.

                In conjunction with the execution of the ME Letter, the Company raised $500,000 through an agreement to sell 226,004 shares of Common Stock to Huntington Street Company, and VentureTek L.P. for a per share purchase price of $2.212. These proceeds were loaned to ICES (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the ME Letter; provided, however, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the ME Letter and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.

            The Company has agreed to file a registration statement covering these 226,004 shares of Common Stock within 30 days after the closing of this sale and to issue additional shares of Common Stock to these investors if the market price of the Common Stock at the earlier of 90 days from the closing of the sale or the effective date of the registration statement is less than $2.88 in order to provide the investors with a 130% return on their investment (valuing all shares at the then market price).

                In July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to the acquisition of JIHP, the management services organization which manages Pavonia Medical Associates, P.A. ("PMA"), and (2) a multi-year administrative services agreement with PMA which includes a minimum management fee of $1.0 million per year.

                The merger agreement with PMA provides for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock of the Company which will automatically convert into 1.0 million shares of common stock of the Company upon the approval of such issuance by the Company's stockholders. In connection with such merger, PMA has entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA will pay the Company a management fee of $1.0 million per annum payable in equal monthly installments plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. Among other things, the consummation of the acquisition of JIHP is subject to execution of definitive acquisition documents with Liberty HealthCare System, Inc., the owner of the remaining equity interest in JIHP. The Company had previously entered into an exclusive five year agreement with PMA to arrange and coordinate clinical research trials on its behalf.

                PMA is one of the largest multi-specialty medical practices in the state of New Jersey comprised of 72 physicians serving over 80,000 patients. Its principal office is located in Jersey City, New Jersey and it also has offices in two other locations in northern New Jersey. The Company has been providing management services to PMA for over two years.

     When completed, the Company expects the acquisition of JIHP to add $13 million in revenues to the Company and will act as a platform from which the Company hopes to continue to build its physician practice management and consulting division, its clinical research trials division and its clinical trials website, CliniCure.com, and is intended to be a launching pad for the e-commerce expansion of its business, selling products and services to physicians and patients alike. Continued expansion of these businesses may require additional sources of financing in the future.

                In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At September 30, 2000, approximately $387,243 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.

                In June 2000, the Company entered into a lease agreement with Stratus Services Group, Inc. ("Stratus"), which is an employment leasing company and also provides a wide range of other staffing and outsourcing services. Effective June 19, 2000, all Company employees (aggregating approximately 150 employees) except certain officers and radiologists became employees of Stratus and then were leased back to the Company. Stratus is a public company traded on Nasdaq under the symbol "SERV" and the CEO of Stratus is a former director of the Company. As of September 30, 2000, the Company had paid Stratus $1,340,133 for such lease arrangement (which represents the leased employees' compensation plus a leasing and administrative fee to Stratus related to taxes and insurance and for payroll, human resources and accounting services) and had an outstanding balance owed to Stratus in the amount of $167,847. The term of the lease agreement is for one year and automatically renews on an annual basis with a right to terminate with 30 days written notice.

                Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At September 30, 2000, the Company had $3,586,505 of borrowings under this credit facility.

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

                In July 1999, the Company closed its MRI facility in Williamstown, New Jersey. The facility, historically and since its acquisition by the Company in October 1998 as part of the Beran Acquisition, had operated unprofitably. Following its acquisition, the Company was unsuccessful in its attempts to profitably operate the facility. It was decided that the Company had to either invest in certain equipment upgrades to modernize the facility or cease its operations. After analysis of the pertinent factors, the Company determined to close the facility. The closure of this facility resulted in a one-time charge to operations during the quarter ended September 30, 1999 of approximately $33,000, which is primarily comprised of a reserve for estimated future cash outflows relating to the leased premises.

                The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases and proceeds received from the sale of equity securities, including the Company's initial public offering of Common Stock and redeemable warrants in November 1991, the subsequent exercise of such redeemable warrants, the sale of Series C Convertible Preferred Stock in February 1996 and the recent agreement to issue 226,004 shares of common stock. Continued expansion of the Company's business, including the expansion of the Company's physician management/consulting and clinical research operations, will require substantial cash resources and will have an impact on the Company's liquidity. The Company is actively engaged in discussions with two financial institutions for interim and long-term financing to help facilitate the Company's continuing cash requirements. The Company has instituted measures to improve its revenues, including the formation of Atlantic Imaging in April 1999 and the launching of CliniCure.com, the pending merger with JIHP and is also actively considering various other strategic alternatives, including additional joint ventures, the sale and/or other disposition of all or a portion of its diagnostic imaging operations and expansion of its e-commerce operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Not Applicable.

                                            PART II - OTHER INFORMATION

         Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form  8-K
         ---------------------------------

         (a)    Exhibit 2 -         Letter of Intent date as of September 26,
                                    2000 between HealthCare Integrated Services,
                                    Inc. and MedicalEdge Technologies, Inc.

                Exhibit 10 -        Stock Purchase Agreement dated August 23,
                                    2000 among HealthCare Integrated Services,
                                    Inc. and Huntington Street Company and
                                    Venturetek, L.P.

                Exhibit 27 -        Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTHCARE INTEGRATED SERVICES, INC.
                                          (Registrant)



Date: November 20, 2000                /s/ Elliott H. Vernon
                                       Elliott H. Vernon
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date: November 20, 2000                /s/ Alfred Beltrani
                                       Alfred Beltrani
                                       Vice President - Controller
                                       (Principal Financial and
                                        Accounting Officer)