Form 10-K
period 2000-12-31
HEALTHCARE INTEGRATED SERVICES INC
filed 2001-04-18
CIK 878230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  - - - - - - -

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------
                                                     Commission
For the fiscal year ended December 31, 2000          File Number: 000-19636

         HEALTHCARE INTEGRATED SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                           22-3119929
         --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1040 BROAD STREET, SHREWSBURY, NEW JERSEY                     07702
------------------------------------------                    -----
(Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code: (732) 544-8200 Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                         -----------------------------------------
         Common Stock, $.01 par value per share      The American Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the last reported sale price of the Common Stock on April 13, 2001 was approximately $630,000. As of April 13, 2001 there were 1,361,703 shares of Common Stock outstanding.

                      HEALTHCARE INTEGRATED SERVICES, INC.
                         2000 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

                                     PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                           23
Item 3.  Legal Proceedings                                                    24
Item 4.  Submission of Matters to a Vote of Security Holders                  24

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
                    Related Stockholder Matters                               26
Item 6.  Selected Financial Data                                              27
Item 7.  Management's Discussion and Analysis of  Financial
                    Condition and Results of Operations                       28
Item 7A.Quantitative and Qualitative Disclosures About Market Risk            35
Item 8.  Financial Statements and Supplementary Data                          35
Item 9.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                       36

                                    PART III

Item 10.Directors and Executive Officers of the Registrant                    37
Item 11.Executive Compensation                                                41
Item 12.Security Ownership of Certain Beneficial Owners
                    and Management                                            47
Item 13.Certain Relationships and Related Transactions                        51
                                     PART IV

Item 14.Exhibits, Financial Statements, Financial Statement
                    Schedules, and Reports on Form 8-K                        54


Signatures                                                                    65


UNLESS OTHERWISE INDICATED, ALL SHARE INFORMATION HAS BEEN ADJUSTED TO REFLECT THE 1:10 REVERSE STOCK SPLIT (THE "STOCK SPLIT") EFFECTED ON JANUARY 20, 2000 IN RESPECT OF THE COMPANY'S COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK").

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

         HealthCare Integrated Services, Inc. (prior to August 1, 1999 known as HealthCare Imaging Services, Inc.) and its subsidiaries (hereinafter referred to collectively as the "COMPANY," unless the context indicates otherwise) is a multi-disciplinary provider of healthcare services which currently specializes in diagnostic imaging, physician management and consulting services, and clinical research trials. It presently operates seven diagnostic imaging facilities located in New York City, New York; and Edgewater, Ocean Township, Bloomfield, Voorhees (two facilities) and Northfield, New Jersey (see "-- Diagnostic Imaging Operations"), and provides exclusive management, consulting and/or clinical research services to several physician practices in New Jersey, comprised of an aggregate of over 100 physicians, with 20 offices, treating over 160,000 patients (see "-- Physician Management and Consulting Operations" and "-- Clinical Research Operations").

         The Company also manages, through a joint venture, the largest network of radiology facilities in New Jersey, presently consisting of 85 facilities. Through this joint venture, the Company provides services to 18 of the largest automobile insurance carriers in New Jersey. See "-- Diagnostic Imaging Operations - Atlantic Imaging Group."

         The Company, through its Clinical Research Trials Division, arranges and coordinates clinical research trials for pharmaceutical companies and, to date, has arranged 20 clinical trials for several leading pharmaceutical companies. See "-- Clinical Research Operations." In addition, the Company has launched a medical web site, CliniCure, to provide web-based outreach for clinical research trials by physicians, universities, hospitals, and pharmaceutical companies (see "-- CliniCure.com Operations").

         In conjunction with the expansion of the Company's e-commerce operations, on September 26, 2000 the Company announced on October 3, 2000 that it had executed an amended letter of intent with respect to its merger with MedicalEdge Technologies, Inc. ("MEDICALEDGE"), an acute care/physician services e-commerce healthcare company. This merger, when completed, will reorient part of the Company's focus to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc. ("ICES"). The letter of intent provides that the number of shares of Common Stock to be issued to the MedicalEdge stockholders in the merger will equal, in the aggregate, 72% of the outstanding Common Stock immediately after the merger
(on a fully-diluted basis). See "- E-Commerce Operations."

         The following table shows net revenues and operating income by industry segment for the years ended December 31, 2000, 1999 and 1998. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment. The financial information for the diagnostic imaging segment reflects the write-off of goodwill related to certain facilities (See "-- Diagnostic Imaging Operations
- The Beran Facilities"), and the financial information for the physician management consulting and clinical research segment reflects the write-off of certain deferred transaction and financing costs (See "-- Physician Management and Consulting Operations").


                                                            DECEMBER 31,
                                                2000            1999             1998
                                                ----            ----             ----
Net revenues:

         Diagnostic imaging                $ 16,100,918    $ 20,757,013    $ 15,866,057
         Physician management/consulting
              and  clinical research          1,223,935       1,195,271         585,000
                                           ------------    ------------    ------------
         Total                             $ 17,324,853    $ 21,952,284    $ 16,451,057
                                           ============    ============    ============

Operating (loss)/income:

         Diagnostic imaging                $(14,836,095)   $   (352,465)   $  2,376,285
         Physician management/consulting
              and clinical research          (2,792,791)        584,604         362,315
                                           ------------    ------------    ------------
         Total                             $(17,628,886)   $    232,139    $  2,738,600
                                           ============    ============    ============


         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the healthcare field. Among other things, the trend in the industry towards managed care and health maintenance organizations ("HMOS") has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall healthcare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. See "-- Managed Care." The Company's revenues from its diagnostic imaging operations have also been adversely affected by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 and continued through fiscal 2000 at various of the Company's New Jersey facilities.

         As a result of losses in fiscal 2000 and the expectation of continuing losses from the New Jersey facilities the Company acquired in October 1998, the Company wrote-off the remaining goodwill related to these facilities, approximately $10.0 million. (See "-Diagnostic Imaging Operations - The Beran Facilities".) The decline in performance of these facilities contributed, in large part, to the Company's receipt of a "going concern" modification from its independent auditors.

         Although the Company has implemented various measures to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the beginning of 2001, the Company took a number of additional steps to further strengthen its cost structure and eliminate its least profitable operations. Among the actions taken by the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operations in March 2001 and the renegotiation of certain of its credit facilities. See "--Employees", "-- Diagnostic Imaging Operations - The Facilities", "-- Diagnostic Imaging Operations -- Billing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations, and additional facilities may also be disposed of in 2001. See "-- E-Commerce Operations -- MedicalEdge Technologies, Inc." The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

DIAGNOSTIC IMAGING OPERATIONS

         THE FACILITIES

         The Company's seven fixed-site facilities are as follows:

------------------------------------- --------------------------- ---------------------------- ---------------------
                                                                  COMMENCEMENT OF OPERATIONS
                                                                  BY THE COMPANY
NAME                                  LOCATION                                                 SERVICES
------------------------------------- --------------------------- ---------------------------- ---------------------
Edgewater Diagnostic Imaging, P.A.    725 River Road              July 1991                    MRI, X-ray
(the "EDGEWATER FACILITY")            Suite 103
                                      Edgewater, NJ
                                      (Northern NJ)

------------------------------------- --------------------------- ---------------------------- ---------------------
Monmouth Diagnostic Imaging, P.A.     733 Route 35                December 1993                MRI, Mammography,
(the "OCEAN TOWNSHIP FACILITY")       Ocean Township, NJ                                       Ultrasound, CAT
                                                                                               Scan, X-ray
                                                                                               -Fluoroscopy and
                                                                                               Bone Densitometry

------------------------------------- --------------------------- ---------------------------- ---------------------
M.R. Radiology Imaging of Lower       45 Beekman Street           November 1997                MRI and Ultrasound
Manhattan, P.C.                       New York, NY
(the "NEW YORK CITY FACILITY")




------------------------------------- --------------------------- ---------------------------- ---------------------
Bloomfield Diagnostic Imaging         350 Bloomfield Avenue       October 1998                 MRI, X-ray,
(the "BLOOMFIELD FACILITY")           Bloomfield, NJ                                           Mammography,
                                      (Northern, NJ)                                           Ultrasound and CAT
                                                                                               Scan

------------------------------------- --------------------------- ---------------------------- ---------------------
Echelon Diagnostic Imaging            108 Somerdale Road          October 1998                 MRI
(the "VOORHEES FACILITY")             Voorhees, NJ
                                      (Southern, NJ)

------------------------------------- --------------------------- ---------------------------- ---------------------
Echelon Diagnostic Imaging            600 Somerdale Road          October 1998                 Mammography,
(the "VOORHEES MULTI-MODALITY         Voorhees, NJ                                             Ultrasound, X-ray -
FACILITY")                            (Southern, NJ)                                           Fluoroscopy,
                                                                                               Nuclear Medicine
                                                                                               and CAT Scan

------------------------------------- --------------------------- ---------------------------- ---------------------
Mainland Diagnostic Imaging           1418 New Road               October 1998                 MRI, X-ray,
(the "MAINLAND FACILITY")             Northfield, NJ                                           Mammography, Bone
                                      (Southern, NJ)                                           Densitometry,
                                                                                               Ultrasound and CAT
                                                                                               Scan

------------------------------------- --------------------------- ---------------------------- ---------------------

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

         From October 1991 until December 2000, the Company operated an MRI facility in Brooklyn, New York (the "BROOKLYN FACILITY"). The Brooklyn Facility had operated at a loss for the past several years. In November 2000, the Company sold the facility and received $700,000 in cash upon the sale of the facility. The purchaser of the Brooklyn Facility subleases from the Company the building at which the facility is located. The Company currently leases the building from DVI Realty Company and records it as a capital lease. As a result of the sale of these assets, the Company recorded a gain on the sale of $666,143, which was recorded in the fourth quarter of 2000.

         From April 1992 until December 29, 2000, the Company operated an MRI facility in Wayne, New Jersey (the "WAYNE FACILITY"). The facility was operated as a joint venture, with the Company owning a 51% general partnership interest and the radiologists who performed medical services at the facility owning the remaining 49% limited partnership interest. The limited partners purchased the Company's interest in the facility in exchange for (in pertinent part) a purchase price of $1,250,000, payable in various installments with all installments to be paid by June 2001, and certain additional payments under certain specified conditions. The Company decided to sell its partnership interest at this time in anticipation of the scheduled expiration of the partnership in February 2002. As a result of the sale of its partnership interest, the Company recorded a gain on the sale of $753,773, which was recorded in the fourth quarter of 2000.

         From November 1992 until March 2001, the Company operated an MRI facility in Philadelphia, Pennsylvania (the "PHILADELPHIA FACILITY"). The Company sold the facility in March 2001 and received $800,000 in cash upon the sale of the facility. The Company is also entitled to additional payments under certain specified conditions.

         The Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise.

         The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations. See "-- E-Commerce Operations -- MedicalEdge Technologies, Inc."

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

         For the year ended December 31, 2000, the Company had four Medical Lessees which accounted for more than 5% of its total revenues: Monmouth Diagnostic Imaging, P.A. ("MDI"), Wayne MRI, P.A. ("WYN"), Kings Medical Diagnostic Imaging, P.C. ("KMDI"), and Rittenhouse Square Imaging Associates, L.P. ("RSIA") which accounted for approximately 21%, 10%, 7% and 6% of the Company's total revenues in fiscal 2000, respectively. For the year ended December 31, 1999, the Company had four Medical Lessees which accounted for more than 5% of its total revenues: MDI, Edgewater Diagnostic Imaging, P.A. ("EDI"), RSIA and WYN which accounted for approximately 20%, 8%, 7% and 6% of the Company's total revenues in fiscal 1999, respectively. For the year ended December 31, 1998, the Company had six Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM") and KMDI which accounted for approximately 27%, 14%, 14%, 9% 6% and 6% of the Company's total revenues in fiscal 1998, respectively. WYN had leased equipment at the Wayne Facility, KMDI had leased equipment at the Brooklyn Facility and RSIA had leased equipment at the Philadelphia Facility. As a result of the sale of the Wayne and Brooklyn Facilities in 2000 and the Philadelphia Facility in 2001, WYN, KMDI and RSIA are no longer Medical Lessees of the Company. See "- The Facilities." To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Lessee.

         THE BERAN FACILITIES

         Effective October 1, 1998, HIS Imaging LLC, a wholly-owned subsidiary of the Company, acquired (the "BERAN ACQUISITION") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated the Voorhees Facility, (ii) Mainland Imaging Center, P.C., which operated the Mainland Facility and a radiology facility in Ocean City, New Jersey, (iii) Bloomfield Imaging Associates, P.A., which operated the Bloomfield Facility, (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield Facility, and (v) Irving N. Beran, M.D., P.A., which operated the Voorhees Multi-Modality Facility and the Williamstown Facility (which the Company closed in July 1999) and a radiology facility in each of Atco and Williamstown, New Jersey (collectively, the "BERAN ENTITIES"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "SERIES D STOCK") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference) (the "BERAN ISSUANCE"). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "BERAN LOAN") an aggregate of $2.5 million, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS BRIDGE LOAN"). The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; PROVIDED, HOWEVER, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of the Common Stock; PROVIDED that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; PROVIDED that until the Company obtains stockholder approval (which approval has not yet been obtained) of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. In addition, certain matters also require the affirmative vote of the holders of the Series D Stock voting separately as a class in addition to the affirmative vote of the holders of the Common Stock and Series D Stock voting together as a single class. Due to timing constraints, stockholder approval of the Beran Issuance was not solicited prior to the consummation of the Beran Acquisition and such issuance of preferred stock in October 1998.

         Upon certain events, including the Company's failure to redeem the Series D Stock prior to March 1, 1999, the holders of the Series D Stock have the right to cause the Company to call a special meeting of stockholders for the purpose of electing directors. Upon stockholder ratification and approval of the Beran Issuance, assuming the holders of the Series D Stock were to act collectively, such holders would be in a position to influence the election of the Company's directors and other matters requiring stockholder approval.
Dr. Samuel J. Beran and his mother, Phyllis Beran, are the co-trustees of each of the holders of the Series D Stock and as such share voting and dispositive power with respect to the shares owned by these holders.

         The Company is currently negotiating the exchange of the outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends.

         The Company recorded the acquisition of the assets of the Beran Entities in accordance with the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair values. The excess of the cost of the acquisition (including transaction costs) over the fair value of net assets acquired was recorded as goodwill and was being amortized over a period of 20 years. As of December 31, 2000, as a result of current period and projected operating losses in the acquired businesses, the Company wrote-off the remaining book value of this goodwill in the amount of $10,261,234.

         BILLING

         In March 2001, the Company, in its continuing efforts to reduce expenses, entered into an agreement with an unaffiliated third party, Practical Billing Solutions, Inc. ("PBS"), to provide medical billing services for its diagnostic imaging operations. The Company was able to terminate 23 employees as the result of this agreement. The agreement provides that PBS will bill insurance companies, patients and other payors, on behalf of the Company, for a percentage of fee for services of collections plus postage expenses. The term of the agreement is for 36 months and automatically renews for additional periods of 24 months each, with a right to terminate after one year with 90 days written notice. As an additional expense reduction measure, the Company currently intends to use its former billing office at the Ocean Township Facility for its primary corporate offices and to sublet all or substantially all of its corporate office in Shrewsbury, New Jersey.

         ATLANTIC IMAGING GROUP

         Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("ATLANTIC IMAGING" or "AIG") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company provides day-to-day administrative and management services to Atlantic Imaging, and both the Company and HAI provides marketing services. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR agreed to utilize the network on an exclusive basis for any MRI services for which it refers claimants on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network is the largest network of radiology facilities in New Jersey, and presently consists of 85 facilities. It currently provides services to 18 of the largest automobile insurance carriers in New Jersey including:
Allstate Insurance Company, Palisades Safety and Insurance Association, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

PHYSICIAN MANAGEMENT AND CONSULTING OPERATIONS

         During fiscal 1997, the Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in January 1998 entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey

Integrated HealthPractice, Inc. ("JIHP"), a management services organization ("MSO") formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty HealthCare Systems, Inc. ("LIBERTY") and which managed PMA. In July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to its acquisition of JIHP and (2) a multi-year administrative services agreement with PMA. The Company had previously entered into an exclusive five year agreement with PMA to arrange and coordinate clinical research trials on its behalf.

         In April 2001, the Company announced that, as a result of a restructuring of PMA into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of JIHP, nor would it continue to provide management services to PMA as a single provider entity. PMA had been one of the largest multi-specialty medical practices in New Jersey, and the Company had been providing management services to PMA for over two years. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups formed as a result of this restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of this restructuring of PMA (which groups, in the aggregate, are comprised of over 70 physicians treating over 80,000 patients). The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility located at its principal offices in Jersey City, New Jersey, in exchange for certain management fees and other liabilities owed to the Company by PMA.

         As a result of the restructuring of PMA, the Company's merger agreement and multi-year administrative services agreement with PMA have been terminated. The Company had expected to issue an aggregate of 1.1 million shares of Common Stock and approximately $4.9 million in redeemable convertible preferred stock in connection with its acquisition of JIHP. As of December 31, 2000, the Company wrote-off approximately $1.0 million in deferred transaction costs related to legal and accounting fees incurred in connection with the proposed acquisition and in deferred financing costs related to costs incurred in connection with proposed new financing of these expansion plans. In addition, as of December 2000, the Company wrote-off as bad debt expense the approximately $2.0 million account receivable due from PMA.

         In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At December 31, 2000, approximately $319,291 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the Company's acquisition of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The company expects that this loan will be repaid through the collection of certain receivables of PMA.

         Since February 1999, the Company has also been providing management and consulting services to another New Jersey based multi-specialty physician practices, North Jersey Health, P.A. ("NJ HEALTH"). NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 32 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provided for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company would provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health would pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees would be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enabled the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement. As of December 31, 2000, the Company decided not to acquire the assets of NJ Health and wrote-off the approximately $500,000 account receivable due from NJ Health.

CLINICAL RESEARCH OPERATIONS

         In September 1999, the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co., LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 19 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension, asthma medication, pulmonary function and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; American Biosystems, Inc.; Pfizer; and Glaxo Wellcome, Inc. HISCR has an exclusive five-year agreement with NJ Health to arrange and coordinate clinical research trials on its behalf, and has exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of the physician practice groups formed as a result of the restructuring of PMA. See "-Physician Management and Consulting Services."

         In January 2000, the Company formed CliniCure.com, LLC
("CLINICURE") a wholly-owned subsidiary, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. CliniCure's web site is intended to be an easy to navigate medical web site which will facilitate access to medical clinical trials for both patients and physicians alike. It is expected that patient users will be able to research new clinical trials beginning in a variety of areas and, if interested, will be able to apply for participation in these trials. Additionally, physicians and researchers will be able to utilize the site as a referral source in the recruitment of candidates for clinical trials.

MANAGED CARE

         The proliferation of managed care reached virtually every healthcare market segment in the 1990s. The New Jersey TriState region was no exception, with over 45% of the population under some type of managed care plan in 2000. The growth of managed care has fostered new challenges for radiology providers as they continue to face declining reimbursements and continued consolidation among hospitals, health systems and HMOs. As managed care revenue continues to become a significant portion of income for diagnostic imaging providers, radiology centers will continue to focus their efforts on forming alliances with insurance companies and health care networks to be assured a steady patient base.

         The Company believes that it is better positioned to compete in the managed care market because it has developed and maintains contractual relationships with over 150 managed care entities. In 2000, over 33% of the Company's revenues was derived from its managed care contracts. Recently, the Company secured two capitated contracts with Aetna U.S. Healthcare for its Voorhees and Bloomfield, NJ facilities and expects to sign a similar agreement with Aetna U.S. Healthcare for its Northfield, NJ facility by June 1, 2001. The Company expects that it will average over $90,000 per month in revenues for both locations by December 2001 as a result of these contracts. The Company entered into its first capitated contract with Aetna U.S. Healthcare in January 1998 for its Ocean Township, NJ facility, and has gained significant market share by securing approximately one-half of the 40,000 Aetna U.S. Healthcare members who reside in the county. The Company's most profitable facilities are subject to capitation agreements with the major HMOs.

MARKETING/SALES

         As of December 31, 2000, the Company employed one full-time marketing and managed care executive and four full-time sales representatives. The Company has also employed other part-time marketing representatives from time to time. These personnel identify and contact healthcare providers, managed care organizations and corporate subscribers which may require the Company's diagnostic imaging services. In addition, the Company enters into excess capacity arrangements whereby the Company provides, during "off-hours", the use of certain of its facilities and all ancillary services with respect to such facilities to various licensees. The Company recognizes revenue on a fixed fee per procedure basis from these arrangements.

         A significant resource for the Company's diagnostic imaging operation has been existing customer referrals. Based on the Company's estimate, there are approximately over 10,000 physicians who have referred patients to the Company's current facilities. A significant amount of these referrals have been generated through the efforts of the Company's sales and marketing representatives, who directly call on both existing referring physicians and potential referrers. The Company also employs consumer advertising, such as local radio spots and print advertisements, as a marketing tool to attract not only physicians, but the patient population as well.

COMPETITION

         The healthcare industry, in general, is highly competitive, particularly for advanced diagnostic imaging services. The market is highly fragmented with over 2,900 outpatient diagnostic imaging centers nationwide and no dominant national imaging service provider. In addition to direct competition from other diagnostic imaging providers, the Company faces competition from larger healthcare providers, including hospitals and private clinics.

         A number of competitors operate fixed-site MRI and other multi-modality facilities in New York and New Jersey, the Company's current service areas. Moreover, certain of these competitors have substantially greater financial resources than those of the Company, which may give them advantages in areas such as negotiating equipment acquisitions and advertising. Principal competitive factors include quality and timeliness of test results, participation in managed care plans, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. The Company believes that it competes effectively against other fixed-site providers based on the reputation of the Company and the physicians with whom the Company has relationships, the location of the Company's facilities, the state-of-the-art equipment the Company uses and the ability of the Company to respond to demand.

         Preliminary results indicate that the trend toward increase use of MRI is continuing. Driving this increased usage appears to be a widening acceptance of MRI for indications that were previously conducted by other imaging technologies. Although most usage continues to concentrate on the brain, spine and extremities, MRI could be on the verge of major advances in brain, cardiac and vascular imaging, which will set the pace for the future practice of MRI.

         The physician management/consulting industry also is highly competitive. A rapid consolidation of the healthcare delivery system into more cohesive groups of multi-specialty healthcare providers has ensued as a result of the government's restructuring of the overall healthcare delivery system. The Company expects competition for management/consulting services to increase as cost containment pressures intensify and HMOs and other similar organizations demand that providers render additional services in order to become network members. Survival in this type of economic atmosphere will likely lead to increased consolidation among other management service organizations, for profit and non-profit hospitals, as well as HMO's striving to form strategic alliances with each other, in order to ensure a regional catchment area.

         The Company believes that competition for revenue among companies providing physician management/consulting services is dependent upon, among other things, the geographic coverage of the group practices, the type of services provided, the reputation and referral patterns of the physicians and their ability to generate additional revenues and income for the practices. The Company believes that due, in part, to its regional focus, it will have the ability to compete for regional capitated managed care contracts with various managed care organizations, while maintaining its existing providers' contract relationships. However, certain of the Company's competitors in these operations have already established significant relationships with healthcare providers and are able to provide a wider variety of services then the Company currently can provide.

         In addition, the Company also faces intense competition in its clinical research operations. The market for patient subjects, as well as physician investigators, is highly competitive. Among others, the Company competes against traditional Clinical Research Organizations, some of whom have access to thousands of prospective investigators and their patients.

EQUIPMENT

         The diagnostic imaging equipment currently operated by the Company is located in fixed-site facilities, is technologically sophisticated and complex, requires regular maintenance and is subject to unpredictable malfunctions and breakdowns. In the past, the Company contracted with equipment manufacturers for comprehensive maintenance programs for its equipment to minimize downtime (the period of time equipment is unavailable during scheduled use hours because of malfunctions). As an expense reduction measure, in fiscal 2000 the Company decided to terminate these programs and instead pay for repairs, when required, on a "time and material" basis. Additionally, medical equipment is generally warranted by the equipment manufacturer for a specified period of time, usually one year from the date of purchase, during which the Company receives uptime guarantees (a guarantee that the equipment will function for a specified percentage of scheduled use hours) from the manufacturer of the equipment. However, these guarantees are not expected to substantially compensate the Company for loss of revenue for downtime, scheduled maintenance and software updates (upgrading of the computer program which aids the generation of the scanned image). The Company carries business interruption insurance which provides for $750,000 of coverage in the aggregate for a single calendar year, after five days of downtime, to help protect itself from unexpected long-term equipment failures.

REIMBURSEMENT

         Many of the Company's customers are healthcare providers that are subject to extensive federal and state legislation and regulation relating to the reimbursement and control of healthcare costs. As a result of federal cost-containment legislation currently in effect, hospital in-patients covered by Medicare are classified into diagnostic related groups ("DRGS") in accordance with the patient's diagnosis, and reimbursement is limited to predetermined amounts assigned to particular DRGs based upon the diagnosis of the ailment of a patient. Generally, free-standing diagnostic imaging facilities that provide services for hospital in-patients must look to the referring hospital for payment, which the hospital must take out of its DRG reimbursement. For out-patients who are not admitted to a hospital, the Medicare approved reimbursement for single MRI scans generally range between $603 and $1,273, depending on the type of scan performed. Because Medicare reimbursement for diagnostic imaging services is limited, it does not necessarily cover all of the costs of the medical services provided. Therefore, the physicians who provide professional services at the Company's facilities may be prevented, to the extent they rely on Medicare reimbursement, from using diagnostic imaging equipment profitably after they pay use fees to the Company and other expenses of operations. However, Medicare billings currently are not a material component of the Company's revenues, and revenues associated with Medicare claims accounted for less than 8% of the Company's revenues for the year ended December 31, 2000.

         Currently, DRGs are not applicable to out-patient services that a physician may provide to non-Medicare patients at a diagnostic imaging facility. When patients are directly billed for services, most of their healthcare insurers, including Blue Cross/Blue Shield, reimburse service providers for 80% to 100% of the physician's charge for diagnostic imaging services as long as this fee is "reasonable and customary" for that geographical area. Any difference is due from the patient. The healthcare insurer determines what is considered "reasonable and customary." Some insurers have adopted DRG-type reimbursement schedules and others may be investigating the possibility of implementing such schedules, however, the Company believes that such private reimbursement schedules are not and will not be as stringent as those under the Medicare DRG program. Since patient reimbursement affects the levels of fees the Company can charge a Medical Lessee, widespread application of DRG-type reimbursement schedules could adversely affect the Company's business. In addition, the Company (as well as Atlantic Imaging) has entered into many contracts with managed care organizations which generally provide for lower reimbursement rates than those received from other insurance carriers.

GOVERNMENT REGULATION

         LICENSING AND CERTIFICATION LAW

         All states in which the Company currently operates have laws that may require licensing of healthcare facilities and personnel, compliance with standards of testing and obtainment of Certificates of Need ("CON") and other required certificates for certain types of healthcare facilities and major medical equipment, such as an outpatient diagnostic imaging center using MRI or other diagnostic imaging equipment. At the present time, the licensing and certification laws of New Jersey and New York pertain to the Company's operations.

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

         CORPORATE PRACTICE OF MEDICINE: FEE SPLITTING

         The laws of many states, including all of the states in which the Company currently operates, prohibit unlicensed business corporations from exercising control over the medical judgements or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting with physicians. These laws and their interpretations vary from state to state. These laws are interpreted by both the courts and regulatory authorities. In the Company's physician management/consulting operations, the Company provides management, administrative, technical and other non-medical services to the practices in exchange for a fee. The Company intends to structure its relationships with practices to keep the Company from engaging in the unlicensed corporate practice of medicine or exercising control over the medical judgements or decisions of the practitioners. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the unlicensed corporate practice of medicine in such states or that the payment of service fees to the Company by the practices under its management/consulting agreements constitutes fee-splitting or the unlicensed corporate practice of medicine. If such a claim were successfully asserted, the Company (and these practices) could be subject to civil and criminal penalties and could be required to restructure or terminate its contractual arrangements. Such results could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         STARK LAW

         Sections of the Omnibus Budget Reconciliation Act of 1989 ("STARK I") and the Omnibus Budget Reconciliation Act of 1993 ("STARK II"), as amended, prohibit physicians (including medical doctors, osteopaths, dentists, chiropractors and podiatrists) from referring their patients for the provision of "designated health services" (including diagnostic imaging, clinical laboratory, physical therapy and other services) to an entity with which such physician (or an immediate family member) has a financial relationship. Stark I and Stark II (collectively, the "STARK LAW") also prohibit the provider entity from presenting or causing to be presented a claim or bill to any individual, third-party payor or other entity for designated health services furnished under a prohibited referral. A violation of the Stark Law by the Company or a related medical practice could result in significant civil penalties, which may include exclusion or suspension of the physician or provider entity from future participation in the Medicare and Medicaid programs and substantial fines.

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

         FALSE CLAIMS ACT

         Several federal laws impose civil and criminal liability for knowingly presenting or causing to be presented a false or fraudulent claim, or knowingly making a false statement to obtain governmental approval or payment for a false claim. Under the False Claims Act, civil damages may include a penalty of up to three times the government's loss plus $5,000 to $10,000 per claim. Actions to enforce the False Claims Act may be commenced by individuals on behalf of the government (known as a QUI TAM SUIT) and such private citizens could receive up to 30% of the recovery. The Company carefully monitors its submissions for reimbursement on behalf of the Company and its related healthcare providers to assure that they are not false or fraudulent and believes that it is not in violation of the False Claims Act, but there is no assurance that such activities will not be challenged by governmental authorities or private parties resulting in a false claim action.

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

E-COMMERCE OPERATIONS

         MEDICALEDGE TECHNOLOGIES, INC.

         On September 26, 2000, the Company executed an amended letter of intent with MedicalEdge with respect to its acquisition, by way of reverse merger (the "MERGER"), of the Company. The Merger, when completed, will reorient part of the Company's focus to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of ICES.

         The letter of intent with MedicalEdge provides that in the Merger the MedicalEdge stockholders will be issued shares of Common Stock representing, in the aggregate, 72% of the outstanding Common Stock immediately after the Merger (on a fully-diluted basis). The Merger is subject to, among other closing conditions, the final negotiation of a merger agreement, satisfactory completion of due diligence, stockholder approval and the Company's disposition of its diagnostic imaging business.

         In order to provide certain protection to the Company's stockholders as of September 26, 2000, the letter of intent with MedicalEdge provides that if the average per share closing sales price of the Common Stock for the 20 consecutive trading days prior to the first anniversary of the closing of the Merger is not equal to $2.50 or more, each such stockholder shall have the right to require the Company to purchase, in whole or in part, the shares of Common Stock such stockholder owned as of September 26, 2000 and which it still owns as of such anniversary date, for a purchase price of $2.50 per share.

         The letter of intent with MedicalEdge further provided that upon execution the Company would issue to MedicalEdge 100 shares of preferred stock convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the letter of intent with MedicalEdge, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of preferred stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of Common Stock, as the Company shall determine.

         SALE OF COMMON STOCK TO HUNTINGTON STREET COMPANY AND VENTURETEK L.P.

         In conjunction with the execution of this letter of intent, the Company raised $500,000 through its agreement to sell 226,004 shares of Common Stock (constituting approximately 19.9% of the outstanding Common Stock before such sale) to Lindsay Rosenwald, M.D. d/b/a Huntington Street Company ("HUNTINGTON"), and VentureTek L.P. ("VENTURETEK") for a per share purchase price of $2.212 for the purpose of the MedicalEdge transaction. The proceeds of this sale were provided to ICES in accordance with the letter of intent and are required to be utilized for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The Company has agreed to file a registration statement covering these shares of Common Stock within 30 days after the closing (which date is subject to extension under certain specified conditions), and to issue additional shares of Common Stock to these investors if the market price of the Common Stock at the earlier of 120 days from the closing or the effective date of the registration statement is less than $2.88 in order to provide the investors with a 130% return on their investment (valuing all shares at the then market price). The issuance of these additional shares of Common Stock is subject to stockholder approval. If this stockholder approval is not obtained, the Company has to deliver to Huntington and VentureTek a cash amount equal to the fair market value of the additional shares or, if it is financially unable to deliver such cash amount, the Company is then obligated to deliver a promissory note, in such amount, to them bearing interest at the rate of 9% per annum, with principal and interest payable in full on the first anniversary of the date of issuance of the note. The Company intends to solicit stockholder approval of this issuance during the second half of 2001.

         LOAN TO ICES

         The $500,000 the Company received from Huntington and VentureTek was loaned to ICES (the "ICES LOAN") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the letter of intent with MedicalEdge; PROVIDED, HOWEVER, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the letter of intent with MedicalEdge and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES, and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.

EMPLOYEES

         As of December 31, 2000, the Company had nine full-time employees, including two radiologists, one marketing and managed care executive and six administrative personnel. None of the Company's employees are represented by labor organizations, and the Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be good.

         In June 2000, the Company entered into a lease agreement with Stratus Services Group, Inc. ("STRATUS"), which is an employment leasing company and also provides a wide range of other staffing and outsourcing services. Effective June 19, 2000, all of the Company employees, (aggregating approximately 150 employees), except certain officers and radiologists became employees of Stratus and then were leased back to the Company. Stratus is a public company traded on Nasdaq under the symbol "SERV" and the CEO of Stratus is a former director of the Company. As of December 31, 2000, the Company had paid Stratus $2,606,714 for such lease arrangement (which represents the leased employees' compensation plus a leasing and administrative fee to Stratus related to taxes and insurance and for payroll, human resources and accounting services) and had an outstanding balance owed to Stratus in the amount of $627,891. The term of the lease agreement is for one year and automatically renews on an annual basis with a right to terminate with 30 days written notice.

         As of December 31, 2000, the Company leased from Stratus 113 full-time employees, including 23 trained diagnostic imaging technologists, 3 sales representatives, and 87 administrative and clerical personnel.

         In March 2001, the Company, in its continuing efforts to reduce expenses, entered into an agreement with a PBS to provide medical billing services for its diagnostic imaging operations. The Company terminated 23 employees as the result of this agreement. The agreement provides that PBS will bill insurance companies, patients and other payors, on behalf of the Company, for a percentage of fee for services of collections plus postage expenses. The term of the agreement is for 36 months and automatically renews for additional periods of 24 months each, with a right to terminate after one year with 90 days written notice.

ITEM 2.           PROPERTIES

         The Company does not own any real property but leases space for its corporate offices in Shrewsbury, New Jersey, and its seven facilities. The addresses of these offices and facilities are as follows:

CORPORATE OFFICES
-----------------
Shrewsbury Executive Center II
1040 Broad Street
Shrewsbury, NJ 07702       (approximately 10,000 square feet)

FACILITIES
----------
Edgewater Facility
725 River Road,
Edgewater, NJ 07020        (approximately 5,400 square feet)

Ocean Township Facility
733 Highway 35
Ocean Township, NJ 07712   (approximately 9,200 square feet)

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

Bloomfield Facility
350 Bloomfield Avenue
Bloomfield, NJ 07003       (approximately 5,500 square feet)

Voorhees Facility
108 Somerdale Road
Voorhees, NJ 08043         (approximately 7,700 square feet)

Voorhees Multi-Modality Facility
600 Somerdale Road
Voorhees, NJ 08043         (approximately 2,400 square feet)

Mainland Facility
1418 New Road
Northfield, NJ 08225       (approximately 10,100 square feet)

         Prior to March 2001, the Ocean Township Facility contained the Company's billing office. See " -- Diagnostic Imaging Operations -- Billing." As an additional expense reduction measure, the Company currently intends to use its former billing office at the Ocean Township Facility for its primary corporate offices and to sublet all or substantially all of its corporate office in Shrewsbury, New Jersey.

         The Company also leases space at 161 William Street in New York City which it had intended to use for a new multi-modality facility. The Company has decided not to proceed with construction of this facility and to sublet this space. The rent for this space is currently $16,000 a month. As of December 31, 2000, the Company wrote-off approximately $190,000 related to the construction of this new facility.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 Annual Meeting of Stockholders was held on December 29, 2000. At the meeting, the following directors were elected for a one year term and until their successors are duly elected and qualified:


--------------------------------- ----------------- --------------- ---------------- ---------------- --------------
                                                    VOTES AGAINST   VOTES                             BROKER
NAME                              VOTES FOR         AGAINST         WITHHELD         ABSTENTIONS      NON-VOTES
--------------------------------- ----------------- --------------- ---------------- ---------------- --------------
Michael W. Licamele               1,018,460         0               34,438           0                0
--------------------------------- ----------------- --------------- ---------------- ---------------- --------------
Manmohan A. Patel                 1,018,460         0               34,438           0                0
--------------------------------- ----------------- --------------- ---------------- ---------------- --------------
Michael S. Weiss                  1,018,460         0               34,438           0                0
--------------------------------- ----------------- --------------- ---------------- ---------------- --------------
Elliott H. Vernon                 1,018,460         0               34,438           0                0
--------------------------------- ----------------- --------------- ---------------- ---------------- --------------

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Since January 20, 2000, the Common Stock has been listed on The American Stock Exchange ("AMEX") under the symbol "HII". Prior thereto, it had been included in The Nasdaq National Market under the symbol "HISS".

         The following table sets forth the high and low closing sale prices for the Common Stock for the period from January 1, 1999 through April 11, 2001 based on transaction data as reported by The Nasdaq National Market (from January 1, 1997 through January 19, 2000) and AMEX (from January 20, 2000 through April 11, 2001).


                                                        HIGH                 LOW
                                                        ----                 ---
YEAR ENDED DECEMBER 31, 1999
First Quarter                                       $    14.063         $    9.688
Second Quarter                                      $    13.750         $    7.500
Third Quarter                                       $    10.625         $    7.500
Fourth Quarter                                      $    10.313         $    3.750

YEAR ENDED DECEMBER 31, 2000

First Quarter                                       $    10.625         $    4.500
Second Quarter                                      $     5.250         $    3.250
Third Quarter                                       $     4.500         $    1.125
Fourth Quarter                                      $      .500         $    0.375

YEAR ENDING DECEMBER 31, 2001

First Quarter                                       $     1.50          $    0.625
Second Quarter (through April 11, 2001)             $     1.02          $    1.00


         As of April 11, 2001, there were 15 holders of record of the Common Stock. The Company believes that there were approximately 2,200 beneficial holders of the Common Stock as of such date.

         The Company has paid no dividends on the Common Stock since its inception. Any future declaration of cash dividends on the Common Stock will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future but intends to retain its earnings for use in its business. In addition, certain agreements to which the Company is bound contain restrictions on the declaration and payment of dividends.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected consolidated financial information is provided for the Company and its predecessor entities.


                                                                    Year ended December 31,
                                        2000             1999              1998(A)           1997             1996
                                        ----             ----             -------            ----             ----
OPERATING DATA:
Revenues                           $ 17,324,853      $ 21,952,284     $ 16,451,057      $ 10,247,940      $  9,787,591

(Loss)/income before equity
earnings in AIG, minority          $(17,628,886)     $    232,139     $  2,738,600      $   (331,094)     $   (396,256)
interests and income taxes

Net (Loss)/income available to
common shareholders                $(21,148,171)     $  1,449,968     $  1,978,703      $   (804,305)     $   (861,796)

(Loss)/income per common
share - basic                      $     (17.69)     $       1.28     $       1.88      $      (1.30)     $      (1.83)

(Loss)/income per common share
- diluted                          $     (17.69)     $       1.25     $       1.01      $      (1.30)     $      (1.83)

BALANCE SHEET DATA:

Working capital (deficit)          $  1,509,827      $  9,111,585     $ (2,059,665)     $  1,152,667      $  2,943,313
surplus

Total assets                       $ 19,673,025      $ 39,129,119     $ 42,954,653      $ 13,540,635      $ 10,566,732

Current portion of long-term
debt, reserves for subleased
equipment and capital lease        $  2,368,547      $  3,073,096     $ 15,800,300      $  1,647,148      $  1,252,613
obligations

Long-term debt, reserves for
subleased equipment and
capital lease obligations less     $ 13,115,966      $ 13,042,238     $  3,440,890      $  3,101,912      $  2,717,216
current portion

Stockholders' (deficiency in net
assets) equity                     $ (3,858,551)     $ 16,738,994     $ 17,749,286      $  5,412,898      $  5,004,807


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

GENERAL

         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the healthcare field. Among other things, the trend in the industry towards managed care and HMOs has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall healthcare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. See "-- Managed Care." The Company's revenues from its diagnostic imaging operations have also been adversely affected by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 and continued through fiscal 2000 at various of the Company's New Jersey facilities.

         As a result of losses in fiscal 2000 and the expectation of continuing losses from the Beran facilities the Company acquired in October 1998, the Company wrote-off the remaining goodwill related to these facilities, approximately $10.0 million. (See "-Diagnostic Imaging Operations - The Beran Facilities".) The decline in performance of these facilities contributed, in large part, to the

Company's receipt of a "going concern" modification from its independent auditors.

         Although the Company has implemented various measures to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the beginning of 2001, the Company took a number of additional steps to further strengthen its cost structure and eliminate its least profitable operations. Among the actions taken by the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operations in March 2001 and the renegotiation of certain of its credit facilities. See "--Employees", "-- Diagnostic Imaging Operations - The Facilities", "-- Diagnostic Imaging Operations -- Billing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations, and additional facilities may also be disposed of in 2001. See "-- E-Commerce Operations -- MedicalEdge Technologies, Inc." The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

FOR THE YEAR ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

         For the year ended December 31, 2000, revenues were $17,324,853 as compared to $21,952,284 for the year ended December 31, 1999, a decrease of approximately $4,627,431 or 21%. This decrease was primarily due to (i) decreased revenues associated with the operation of the Beran facilities acquired in October 1998 (revenues from such facilities decreased by approximately $1,994,000 in fiscal 2000 as compared to fiscal 1999), (ii) decreased revenues from the Company's Monmouth, Edgewater, Lower Manhattan, Wayne and Rittenhouse facilities (revenues from such facilities decreased by approximately $2,540,311 in fiscal 2000 as compared to fiscal 1999) and (iii) a $313,000 decrease in interest income. These decreases were partially offset by increased revenues from the Company's Brooklyn facility of approximately $452,000. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals to the Company's New Jersey facilities, which decline resulted from certain changes enacted and significant penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

         For the year ended December 31, 2000, operating expenses were $23,368,415 as compared to $21,720,145 for the year ended December 31, 1999, an increase of $1,648,270, or 8%. This increase was primarily due to an increase in the provision for bad debts $3,407,759 resulting from, in large part, to the Company's write-off as bad debt expense of accounts receivables due from PMA $1,949,024 and NJ Health $489,771. The increase in operating expenses was partially offset by (i) decreased consulting, marketing and professional fees $577,996, (ii) decreased salaries relating to [THE ELIMINATION OF 10 PERSONNEL $368,862, (iii) decreased interest expense ($362,860) primarily due to the renegotiation in September 1999 of the $14.0 million DFS Bridge Loan provided to the Company by DFS in October 1998 in connection with the Beran Acquisition from a short-term bridge loan into a long-term liability and (iv) decreased general and administrative expenses $249,548. The Company's total expenses in fiscal 2000 increased by $13,233,594, or 61%, primarily as a result of the Company's write-off of the remaining book value of the goodwill related to the Beran Acquisition in the amount of $10,261,234; and the Company's write-off of deferred transaction and financing costs in the amount of $1,010,203 related to the termination of the JIHP acquisition. The increase in total expenses was partially offset by gains on the sale of the Brooklyn and Wayne facilities of $1,419,916 (the Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise).

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

         For the year ended December 31, 1999, operating expenses were $21,720,145 as compared to $13,712,457 for the year ended December 31, 1998, an increase of approximately $8,008,000, or 58%. This increase was primarily due to
(i) expenses incurred in connection with the operation of the Beran facilities acquired in October 1998 (expenses related to such facilities increased by approximately $6,555,000 in fiscal 1999 as compared to fiscal 1998), (ii) increased expenses associated with facilities that were operated by the Company for both of the years ended December

31, 1999 and 1998 (expenses related to such facilities increased by approximately $1,171,000 in fiscal 1999 as compared to fiscal 1998) primarily due to increased salary expenses relating to new personnel, professional fees, temporary help costs and increased maintenance agreement costs relating to new equipment not covered by manufacturers' warranties and (iii) expenses relating to the Company's physician management and consulting operations (expenses related to such operations increased by approximately $388,000 in fiscal 1999 as compared to fiscal 1998).

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         As of December 31, 2000, the Company had a cash balance of $482,239, current assets of $11,925,437 and working capital of $1,509,827. At December 31, 2000, the Company had a deficiency in net assets attributable primarily to the cash operating losses and the write-off of certain intangible assets and deferred costs. The Company has introduced, and continues to introduce, various expense reduction measures to reduce operating expenses and increase revenues. (See above under "-General".) The Company believes that these measures will enable it to continue as a going concern.

         In order to improve the Company's working capital, in January 2001 the Company renegotiated the $14.0 million DFS Bridge Loan (which had been renegotiated in September 1999 from a short-term liability into a long-term liability). Prior to the renegotiation in January 2001, the repayment date of the DFS Bridge Loan (which bears interest at 12% per annum) was May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. As a result of the renegotiation in January 2001, the DFS Bridge Loan is now evidenced by three different notes having different payment schedules and bearing interest ranging from 12% to 13% per annum: (i) a $3,000,000 original note payable (balance as of December 31, 2000 was $2,352,507) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December 2001) principal and interest payments of approximately $24,417, in months thirteen through twenty-four (i.e. January through December 2002) principal and interest payments of approximately $39,993, and in months twenty-five through sixty (i.e. January 2003 through December
2005) principal and interest payments of approximately $75,817; (ii) a $3,000,000 original note payable (balance as of December 31, 2000 was $2,352,507) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December 2001) principal and interest payments of approximately $24,415, in months thirteen through twenty-four (i.e. January through December 2002) principal and interest payments of approximately $39,663 and in months twenty-five through sixty (i.e. January 2003 through December 2005) principal and interest payments of approximately $75,189; and (iii) a $7,166,217 original note payable (balance as of December 31, 2000 was $5,619,524) as follows: in months one through forty-one (i.e. January 2001 through May 2004) principal and interest payments of approximately $167,748.56. The outstanding balance of the DFS Bridge Loan at the time of this renegotiation was $10,324,538. The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition.

         Cash flows provided by operating activities were $2,021,254 for the year ended December 31, 2000, which consisted primarily of (i) net loss of $21,148,171, (ii) the write-off of the goodwill related to the Beran facilities of $11,803,843, (iii) the write-off of deferred costs related to the termination of the JIHP acquisition and impairment of long-lived assets of $1,201,397, (iv) an increase in the allowance for doubtful accounts ($2,643,000 in fiscal 2000 as compared to $1,057,000 in fiscal 1999) and (v) a gain on the sale of the Brooklyn and Wayne Facilities of $1,419,916. (The Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise.) Other significant components of cash flows provided by operating activities include an increase in accounts receivable of $506,342 which was offset by an increase in accounts payable and accrued expenses of $1,535,379.

         Cash flows provided by investing activities for the year ended December 31, 2000 were $321,988 which related to the (i)proceeds from the loan to the Beran entities of $50,411 and (ii) proceeds from the sale of the Brooklyn and Wayne Facilities of $1,010,596. (The Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise.) Proceeds from this sale were offset by (i) $500,000 related to the ICES Loan, (ii) interest income of $135,999 associated with a $2.5 million Beran Loan, (ii) purchases of property, plant and equipment of $52,609 and (iii) loan to buyer of Wayne facility of $186,410 (as of December 31, 2000, the purchasers owed the Company a remaining balance of $186,410 which was paid in full during January and February of 2001). The ICES Loan bears interest at 9.5% per annum and matures on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the MedicalEdge letter of intent, PROVIDED HOWEVER, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. The loan to the Beran Entities bore interest at 8% per annum and matured December 31, 1999. As of December 31, 1999, the Beran Entities repaid this loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan) except for the $50,411 in interest which was paid in cash in January 2000.

         Cash flows used in financing activities for the fiscal year ended December 31, 2000 were $2,442,030, which consisted primarily of payments on capital lease obligations of $563,249, payments on the DFS Bridge Loan of $1,757,530, distributions to limited partners of joint ventures of $385,815, and payments with respect to the Company's revolving line of credit of $235,436. All of these were partially offset by the proceeds from the sale of stock to Huntington and VentureTek of $500,000.

         In December 1997, the Company agreed to guarantee a loan $1,000,000 from DFS to JIHP (the "JIHP LOAN"). This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 2000, approximately $319,291 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated (including any requisite stockholder approvals), then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company expects that this loan will be repaid through the collection of certain receivables of PMA.

         Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company is currently negotiating an extension of such line of credit. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 2000 and 1999, the Company had $[3,015,924] and $3,251,360, respectively, of borrowings under this credit facility.

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

         In November 2000, the Company sold the Brooklyn Facility which had been operating at a loss for the past several years. The Company received $700,000 in cash upon the sale of the facility. The Company recorded a gain on the sale of $666,143, which was recorded in the fourth quarter of 2000.

         In December 2000, the Company sold the Wayne Facility. The facility had been operated as a joint venture, with the Company owning a 51% general partnership interest and the radiologists who performed medical services at the facility owning the remaining 49% limited partnership interest. The limited partners purchased the Company's interest in exchange for (in pertinent part) a purchase price of $1,250,000, payable in various installments with all installments to be paid by June 2001, and certain additional payments under certain specified conditions. The Company recorded a gain on the sale of $753,773, which was recorded in the fourth quarter of 2000.

         In March 2001, the Company sold the Philadelphia Facility. The Company received $800,000 in cash upon the sale of the facility, and is also entitled to additional payments under certain specified conditions.

         The Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise.

         The nature of the Company's operations require significant capital expenditures which generally have been financed through the issuance of debt and capital leases. Continued expansion of the Company's business, including the implementation of its new business model, will require substantial cash resources and will have an impact on the Company's liquidity.

         Over the past few years, the Company's results of operations have been negatively impacted by several developments in the healthcare field. Among other things, the trend in the industry towards managed care and HMOs has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall healthcare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. See "-- Managed Care." The Company's revenues from its diagnostic imaging operations have also been adversely affected by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 and continued through fiscal 2000 at various of the Company's New Jersey facilities.

         As a result of losses in fiscal 2000 and the expectation of continuing losses from the Beran facilities the Company acquired in October 1998, the Company wrote-off the remaining goodwill related to these facilities, approximately $10.0 million. (See "-Diagnostic Imaging Operations - The Beran Facilities".) The decline in performance of these facilities contributed, in large part, to the Company's receipt of a "going concern" modification from its independent auditors.

         Although the Company has implemented various measures to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the beginning of 2001, the Company took a number of additional steps to further strengthen its cost structure and eliminate its least profitable operations. Among the actions takenby the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operations in March 2001 and the renegotiation of certain of its credit facilities. See "--Employees", "-- Diagnostic Imaging Operations - The Facilities", "-- Diagnostic Imaging Operations -- Billing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations, and additional facilities may also be disposed of in 2001. See "-- E-Commerce Operations -- MedicalEdge Technologies, Inc." The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. Each of DVIBC and DFS has waived any default that may have existed at December 31, 2000 in any financial ratio or similar covenant in the Company's loan arrangements with them, and has agreed not to take action as a result of any such financial ratio or similar covenant default (or any other default that may subsequently occur as a result of any events or circumstances of which either DVIBC or DFS has knowledge and which constituted a default as at December 31, 2000). The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

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

         Independent Auditors' Report                                  F-1

         Consolidated balance sheets -
                  December 31, 2000 and 1999                           F-2

         Consolidated statements of operations -
                  For the years ended December 31, 2000,
                  1999 and 1998                                        F-3

         Consolidated statements of stockholders' equity -
                  For the years ended December 31, 2000,
                  1999 and 1998                                        F-4

         Consolidated statements of cash flows -
                  For the years ended December 31, 2000,
                  1999 and 1998                                        F-5

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

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The members of the Board of Directors of the Company (the "BOARD"), their respective ages and the period during which they have served as directors, are as follows:

                               HAS BEEN A DIRECTOR
NAME                    AGE    OF THE COMPANY FROM
----                    ---    -------------------
Michael W. Licamele     60     December 2000 -Present
Manmohan A. Patel       51     December 1998 - Present
Michael S. Weiss        35     July 1998 - Present
Elliott H. Vernon       58     July 1991 - Present

         MICHAEL W. LICAMELE, PHARM.D., has been the Chief Executive Officer since 1968 of Computer X Pharmacy, Inc., a mail order pharmacy specializing in compounded drugs which is headquartered in Connecticut. He has also served as the Chief Executive Officer of BronchoDose, LLC, a mail order pharmacy, since its formation in 1988; of Compound RX, LLC, a mail order pharmacy, since its formation in 1985; and of Chemcher, Ltd, a distributor of fine chemicals, since its formation in 1993. Dr. Licamele has been a registered pharmacist in the State of Connecticut since 1961. Dr. Licamele received a Ph.D. in Chemistry from the University of Connecticut in 1968, a Doctorate in Pharmacy from the University of Maryland in 1967 and a B.S. in Chemistry from the University of Connecticut in 1961.

         MANMOHAN A. PATEL, M.D. has been Vice Chairman of the Company since December 1998. Since August 1995, Dr. Patel has been the Chairman of
Jersey Integrated HealthPractice, Inc. a privately-held management services organization ("JIHP") which provided management services to Pavonia Medical Associates, P.A. ("PMA") until PMA's reconstructing in February 2001. Dr. Patel was one of the founders of PMA, which prior to its restructuring in February 2001 was one of the largest independent multi-specialty medical groups in New Jersey, and has been its President since July 1971. Dr. Patel is the sole stockholder, director and officer of the Institute for Better Breathing, P.A., a pulmonary medicine practice, which entered into an administrative services agreement and a clinical research agreement with the Company upon PMA's restructuring. See "Certain Relationships and Related Transactions." Dr. Patel is a practicing internist specializing in pulmonary diseases and critical care and has received board certifications in the following five specialties: internal medicine, pulmonary diseases, critical care, emergency medicine and geriatric medicine. In 1973, Dr. Patel received his M.D. from Mahatma Gandhi Medical College in India. He was an intern at the M.M. Medical College in India, at West Middlesex Hospital in Britain, at Loyola University, at the Stitch Medical School in Chicago, Illinois and at the Catholic Medical Center of Brooklyn and Queens in New York and had fellowships with Bellevue Hospital and New York University Medical Center. Dr. Patel is a member of the Board of Trustees of the Meadowlands Hospital Medical Center in Secaucus, New Jersey, and a member of the Board of

Trustees of Liberty HealthCare System, Inc. which is a New Jersey-based teaching hospital system that is affiliated with Mt. Sinai Health System in New York.

         MICHAEL S. WEISS, ESQ. has been the Chairman and Chief Executive Officer of CancerEducation.com, Inc., an Internet-based health information company, since April 1999. Prior thereto, from November 1993 until April 1999, he was a Senior Managing Director of Paramount Capital, Inc., a private investment banking firm ("Paramount"), and held various other positions with Paramount and certain of its affiliates. Mr. Weiss is also the Vice Chairman of Genta Incorporated, a publicly-traded biotechnology company, and Chairman of Heavenlydoor.com, Inc. (f/k/a Procept, Inc.) ("HEAVENLYDOOR"), a publicly-traded holding company engaged in providing business-to-business and business-to-consumer funeral-related products and services over the Internet. In addition, Mr. Weiss is also a member of the Board of Directors of AVAX Technologies, Inc., a publicly-traded biotechnology company, and is a member of the Board of Directors of several privately-held biotechnology companies. Prior to joining Paramount, Mr. Weiss was an attorney with the law firm of Cravath, Swaine & Moore. Mr. Weiss received his J.D. from Columbia University School of Law and his B.S. in Finance from the State University of New York at Albany.

         ELLIOTT H. VERNON, ESQ. has been the Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in July 1991. He also was the President of the Company from July 1991 until August 1999. For over ten years, Mr. Vernon has also been the managing partner of MR General Associates, a New Jersey general partnership ("MR ASSOCIATES") which is the general partner of DMR Associates, L.P., a Delaware limited partnership, which was the landlord of the Company's Brooklyn MRI facility until September 1998. From December 1995 until it merged with Procept in March 1999, Mr. Vernon was a director of Pacific Pharmaceuticals, Inc., a publicly-traded company engaged in the development and commercialization of medical products with a primary focus on cancer treatment. Mr. Vernon was a director of Procept, a publicly-traded biotechnology company, from December 1997 until it merged with Heavenlydoor in January 2000 and is now a director of Heavenlydoor. Mr. Vernon is also one of the founders of Transworld Nursing, Inc. and was, until April 1997, a director of Transworld Home HealthCare, Inc., a publicly-held regional supplier of a broad range of alternate site healthcare services and products including respiratory therapy, drug infusion therapy, nursing and para-professional services, home medical equipment, radiation and oncology therapy and a nationwide specialized mail order pharmacy. Mr. Vernon is also a principal of HealthCare Financial Corp., LLC, a healthcare financial consulting company engaged primarily in FDA matters. From January 1990 to December 1994, Mr. Vernon was a director and the Executive Vice President and General Counsel of the Wall Street firm of Aegis Holdings Corporation which offered financial services through its investment management subsidiary and its capital markets consulting subsidiary on an international basis. Prior to entering the healthcare field on a full-time basis, Mr. Vernon was in private practice as a trial attorney specializing in federal white collar criminal and federal regulatory matters. Prior to founding his own law firm in 1973, Mr. Vernon was commissioned as a Regular Army infantry officer in the United States Army (1964). He is a former paratrooper and Vietnam War veteran with service in the 82nd Airborne Division and 173rd Airborne Brigade. Upon his return from Vietnam in 1970,

Mr. Vernon served as Chief Prosecutor and Director of Legal Services at the United States Army Communications and Electronics Command until 1973.

EXECUTIVE OFFICERS

         The names of the current executive officers of the Company, and certain information about them, are set forth below.


NAME                      AGE    POSITION

Elliott H. Vernon (1)     58     Chairman of the Board and Chief Executive Officer
Robert D. Baca            45     President and Chief Operating Officer
Mark R. Vernon (1)        53     Senior Vice President


(1)      Elliott H. Vernon and Mark R. Vernon are brothers.

         SEE ABOVE FOR INFORMATION REGARDING MR. ELLIOTT H. VERNON.

         From July 17, 2000 until March 30, 2001, Alfred Beltrani served as Vice President, Controller of the Company.

         ROBERT D. BACA, C.P.A. became the President and Chief Operating Officer of HIS PPM Co., a Delaware corporation and wholly-owned subsidiary of the Company formed to engage in the physician practice management business ("HIS PPM"), in April 1998, and in August 1999 he was elevated to the position of the President and Chief Operating Officer of the Company. From May 1997 to March 1998, Mr. Baca was the Senior Vice President of Corporate Development for Medical Resources, Inc. ("MEDICAL RESOURCES"), a publicly-held diagnostic imaging company. Mr. Baca was a founder of Capstone Management, Inc. ("CAPSTONE"), a diagnostic imaging company which was acquired by Medical Resources in May 1997, and was, from June 1993 to May 1997, the Chief Executive Officer and Chief Financial Officer of Capstone. Mr. Baca received a M.S. in Taxation from Villanova Law School in 1985 and received a B.S. in Accounting from the University of Delaware in 1978. Mr. Baca is a certified public accountant.

         MARK R. VERNON has been Senior Vice President of the Company since April 1999 and was the President of Atlantic Imaging from April 1999 until August 2000. From April 1997 until April 1999, he was employed as an officer of the Company in charge of field operations. Since September 1994, he has also served as the Chairman of the Board, President and Chief Executive Officer of Omni Medical Imaging, Inc., which company subleased the Company's mobile MRI units from September 1994 until July 1996. See "Certain Relationships and Related Transactions." From January 1991 until August 1994, he was the Vice President of Field Operations of the Company.

From February 1981 until November 1989, he was the President of National Labor Service, Inc. and from November 1975 until January 1981, he was the President of Country Wide Personnel, Inc., which are employment support companies that supplies employees to Fortune 500 and other corporations. From 1966 until 1971, Mr. Vernon was a Staff Sergeant in the United States Army and served in Vietnam from 1966 until 1967.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company (collectively, "SECTION 16 REPORTS") on a timely basis. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during fiscal 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis, except that (i) Alfred Beltrani did not timely file a Form 3 with respect to his becoming an executive officer of the Company, and (ii) Michael W. Licamele did not timely file a Form 3 with respect to his becoming a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid to, the Chief Executive Officer and each other executive officer of the Company (whose total annual salary and bonus exceed $100,000) for services rendered in all capacities to the Company and its subsidiaries during fiscal 2000, 1999 and 1998 (the "NAMED EXECUTIVE OFFICERS"):



                                                                   Long Term
                                                                   Compensation
                                                                   Awards
                                                                   ------
                                           Annual Compensation
                                           -------------------
                                                          Other
                                                          Annual        Securities    All
Name and Principal                                        Compensation  Underlying    Other
Position               Year   Salary ($)    Bonus ($)        ($)(1)       Options (#)   Compensation
----------------------------  ----------    ---------   --------------  --------      ------------
ELLIOTT H.
VERNON................ 2E+31  $301,947     $ 90,000       $33,966(2)      --          --
 (Chairman of the
 Board and Chief              $281,541     $325,000       $33,951(2)    25,000        --
Executive Officer)
                              $244,272     $328,829       $19,249(2)      --          --

ROBERT D BACA .........       $232,260          --             --         --          --
(President and Chief
Operating Officer)            $227,202    $ 25,000             --       15,000        --

                              $165,808(3) $ 32,588             --       35,000        --


MARK R. VERNON ........       $115,193          --             --           --        --
(Senior Vice President)
                              $105,750          --             --           --        --

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

(3) Represent compensation beginning on April 13, 1998, the commencement date of Mr. Baca's employment with HIS PPM. He became the President and Chief Operating Officer of the Company in August 1999.

COMPENSATION OF DIRECTORS

         The Company does not presently pay non-employee directors any cash fees in connection with their services as such; HOWEVER, the Company reimburses them for all costs and expenses incident to their participation in meetings of the Board and its committees. In addition, non-employee directors (other than members of the Stock Option Committee) are entitled to participate in the Company's 1996 Stock Option Plan for Non-Employee Directors (the "DIRECTORS PLAN") and the 1997 Omnibus Incentive Plan (the "OMNIBUS PLAN"). Pursuant to the Directors Plan, stock options exercisable to purchase an aggregate of 2,500 shares of Common Stock automatically are granted to newly-elected or appointed non-employee directors of the Company. In addition, as approved by the stockholders at the 1998 annual meeting of stockholders, the Directors Plan further provides that non-employee directors are entitled to receive stock options to purchase 500 shares of Common Stock (the "FEE OPTIONS") for a Plan Year (as defined in the plan) in the event no annual cash director's fees are paid by the Company for such Plan Year and may also elect to receive the Fee Options in lieu of any cash director's fee otherwise payable by the Company to such director for such Plan Year. The Company has determined that no cash director's fees will be paid for the 2000 Plan Year, and, therefore, Fee Options have been issued to each of the current non-employee directors.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         ELLIOTT H. VERNON. Effective in November 1997, the Company entered into a three-year employment agreement with Mr. Vernon (which was extended to five years in August 1999). Pursuant to such employment agreement, Mr. Vernon agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company at an annual base of $250,000, subject to annual increases equal to the greater of (a) 10% or (b) the same percentage as the increase during the immediately preceding calendar year in the United Sates Department of Labor, Bureau of Labor Statistics, Consumer Price Index for All Urban Consumers (1962-1984=100) (the "CPI") or (c) such greater amount as may be determined by the Board. Mr. Vernon's current base salary is $332,750. On each anniversary of the commencement date of the employment agreement, the term is extended for an additional one year. The employment agreement also provides that if Mr. Vernon resigns for "Good Reason" (as defined in the employment agreement), Mr. Vernon will be entitled to receive a payment of 2.99 times his highest annual salary and bonus pursuant to the employment agreement. In the event Mr. Vernon's employment is terminated for "Disability" (as defined in the employment agreement), Mr. Vernon will continue to be paid his base salary for a period of six months after such date (which amount will be reduced by any disability payments received by him). Mr. Vernon's employment agreement also provides that in the event his employment is terminated for "Cause" or because of his death, Mr. Vernon or his designated beneficiaries, as the case may be, shall only be entitled to be paid his base salary through the month in which such termination occurred.

         Mr. Vernon's employment agreement also provides for annual profit sharing with other executive level employees of a bonus pool consisting of 15% of the Company's consolidated income before taxes. Mr. Vernon is entitled to not less than 50% of such bonus pool, and the Board or a duly constituted committee thereof may allocate additional amounts of the bonus pool to Mr. Vernon. It is expected that the entitlement of the other officers of the Company to the remainder of such bonus pool (if any) will be made by Mr. Vernon in his capacity as the Chairman of the Board and Chief Executive Officer of the Company, subject to the contractual rights of other persons entitled to participate in such bonus pool, and to the concurrence of the Board or a duly constituted committee thereof. In addition, the employment agreement provides for certain insurance and automobile benefits for Mr. Vernon and his participation in the Company's other benefit plans. The employment agreement provides that Mr. Vernon will be entitled to reimbursement of up to $10,000 per annum for medical expenses not covered by insurance for himself and his immediate family.

         In August 1999, Mr. Vernon resigned as President of the Company and Mr. Baca became the President and Chief Operating Officer of the Company.

         ROBERT D. BACA. As of April 13, 1998, HIS PPM entered into a three year employment agreement with Robert D. Baca, pursuant to which Mr. Baca agreed to serve as its President and Chief Operating Officer at an annual base salary of $225,000 (subject to annual increases by the same percentage as the increase during the immediately preceding calendar year in the CPI or such greater amount as may be determined by the Board). Mr. Baca's current base salary is $235,486. The employment agreement is subject to successive one year renewal periods and provides for Mr. Baca's participation in the employee benefit programs and plans of HIS PPM as well as a monthly automobile allowance.

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

         MARK VERNON. Effective as of August 1999, the Company entered into a three year employment agreement with Mr. Vernon, pursuant to which Mr. Vernon agreed to serve as its Senior Vice President at an annual base salary of $110,000 (subject to annual increases by the same percentage as the increase during the immediately preceding calendar year in the CPI or $5,000, whichever is greater). Mr. Vernon's current base salary is $125,000. The employment agreement provides for Mr. Vernon's participation in the Company's employee benefit programs and plans as well as a monthly automobile allowance.

         The employment agreement provides that if Mr. Vernon resigns for "Good Reason" (as defined in the employment agreement) or if the Company terminates his employment other than as provided in the employment agreement, Mr. Vernon will be entitled to continue to receive his full base salary until the nine-month anniversary of the date of termination.

         The employment agreement further provides that in the event the Company terminates Mr. Vernon's employment because of his death or disability (as defined in the employment agreement), Mr. Vernon or his designated beneficiary, estate or other legal representative, as applicable, will be entitled to be paid his base salary through the month in which such termination occurred. upon termination of Mr. Vernon's employment for Cause (as defined in the employment agreement), Mr. Vernon only will be entitled to be paid his base salary through the date the notice of termination (as defined in the employment agreement) is given.

OPTION GRANTS IN FISCAL 2000

        The Company did not grant any stock options to the named executive officers in fiscal 2000.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND 2000 FISCAL YEAR END OPTION
VALUES

         The following table summarizes for each of the named executive officers the total number of unexercised stock options held at December 31, 2000 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2000. No options were exercised by such persons during fiscal 2000. The value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise or base price and the fair market value (i.e., the closing sale price on such date) of the underlying Common Stock on December 29, 2000 (the last trading day in fiscal 2000), which was $0.625 per share. These values, unlike the amounts set forth in the column headed "Value Realized," have not been, and may never be, realized. The stock options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that these values will be realized.

         The Company does not have any stock appreciation rights ("SARs") outstanding.

                                                            SECURITIES UNDERLYING
                                                            NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                            OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                                                            FISCAL YEAR END               FISCAL YEAR END
                                                            ---------------               ---------------

                     SHARES ACQUIRED ON         VALUE                EXERCISABLE/                 EXERCISABLE/
       NAME             EXERCISE(#)          REALIZED($)            UNEXERCISABLE                 UNEXERCISABLE
       ----             -----------          -----------            -------------                 -------------

Elliott H.
Vernon                       -0-                 N/A                80,000/45,000                     $0/$0

Robert D.
Baca                         -0-                 N/A                16,666/33,334                     $0/$0

Mark R. Vernon               -0-                 N/A                 15,750/4,250                     $0/$0



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP

                  The table below sets forth the beneficial ownership of the outstanding shares of Common Stock as of April 11, 2001 of (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors and director nominees, (iii) each of the Company's executive officers named in the Summary Compensation Table, and (iv) all of the Company's directors and executive officers as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding shares of Common Stock.

                                                                        AS OF APRIL 11, 2001
                                                                     --------------------------
                                                                     NUMBER           PERCENT
                                                                     OF SHARES (1)    OF CLASS
                                                                     -------------    --------

         Beran Entities (2)                                          209,477            13.33%
         c/o Phyllis Beran
         10 Grove Street
         Cherry Hill, NJ 08002


         Elliott H. Vernon (3)                                       163,050            11.31%
         c/o HealthCare Integrated Services, Inc.
         Shrewsbury Executive Center II
         1040 Broad Street
         Shrewsbury, New Jersey 07702

         Huntington Street Company (4)                               158,203            11.62%
         c/o Paramount Capital, Inc.
         787 Seventh Avenue
         New York, NY 10019

         Ulises C. Sabato, M.D.                                       81,237             5.94%
         106 Grand Avenue
         Englewood, NJ 07631

         Michael W. Licamele                                              --               --

         Manmohan A. Patel (5)                                        32,400             2.38%

         Michael S. Weiss (5)                                          4,900                *

         Robert D. Baca (6)                                           25,000             1.81%

         Mark R. Vernon                                               15,850             1.15%

         All directors and                                           241,200            16.25%
         executive officers
         as a group (6 persons) (7)



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

(3) Includes beneficial ownership of an aggregate of 80,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 45,000 shares of Common Stock issuable upon the exercise of certain stock options which are not exercisable within 60 days of April 11, 2001. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(4) These shares represent a portion of the 226,004 shares of Common Stock the Company agreed to sell in August 2000 for an aggregate of $500,000 in conjunction with the execution of the letter of intent with MedicalEdge. Huntington Street Company is an assumed name used by Lindsay Rosenwald, M.D.

(5) Such shares include shares of Common Stock issuable upon exercise of certain currently exercisable stock options granted pursuant to the Directors Plan.

(6) Includes an aggregate of 20,000 shares of Common Stock issuable upon the exercise of certain currently exercisable stock options. Does not include an aggregate of 30,000 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of April 11, 2001. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change in Control Arrangements."

(7) Includes an aggregate of 123,050 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 11, 2001. See footnotes (3), (5) and (6) above. Does not include an aggregate of 82,950 shares of Common Stock issuable upon the exercise of stock options which are not exercisable within 60 days of April 11, 2001. See footnotes (3) and (6) above.

SERIES D STOCK OWNERSHIP

                  The table below sets forth the beneficial ownership of the outstanding shares of Series D Stock (and the beneficial ownership of Common Stock issuable upon conversion of the Series D Stock) as of April 11, 2001. None of the Company's directors, director nominees or executive officers own any shares of Series D Stock. An asterisk indicates beneficial ownership of less than 1% of the shares.

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

                  After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of the Common Stock; PROVIDED that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The holders of the Series D Stock are entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; PROVIDED that until the Company obtains stockholder approval (which approval has not yet been obtained) of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. In addition, certain matters also require the affirmative vote of the holders of the Series D Stock voting separately as a class in addition to the affirmative vote of the holders of the Common Stock and Series D Stock voting together as a single class. Due to timing constraints, stockholder approval of the Beran Issuance was not solicited prior to the consummation of the Beran Acquisition and such issuance of preferred stock in October 1998. The Company is currently negotiating the exchange of the outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends.

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

                                                      AS OF APRIL 11, 2001
                                                     ----------------------
                                    NUMBER OF        PERCENT           NUMBER OF             PERCENT
                                    SHARES OF        OF                SHARES OF             OF
                                    SERIES D STOCK   CLASS             COMMON STOCK (1)      CLASS (1)
                                    --------------   -------           ----------------      ---------
Beran/Bloomfield IV                  44.355           7%                 14,663.38           1.09%
  Shareholders Trust (2)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/Echelon I                     329.496          52%                108,927.87            8.1%
  Shareholders Trust (3)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002

Beran/INB V                           19.01           3%                  6,284.48              *%



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
  Shareholders Trust
  Associates, L.P. (6)
c/o Phyllis Beran
10 Grove Street
Cherry Hill, NJ 08002


(1) Does not take into account stockholder ratification and approval of the Beran Issuance which will increase the number of shares of Common Stock issuable upon conversion of the Series D Stock and the voting rights thereof. Percent of Class calculated based upon 1,361,703 shares of Common Stock outstanding as of April 11, 2001 and approximately 209,477 shares of Common Stock issuable upon conversion of all outstanding shares of Series D Stock (assuming no stockholder approval of the Beran Issuance).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  At December 31, 2000, Elliott H. Vernon (the Company's Chairman of the Board and Chief Executive Officer) (the "CEO") owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

                  During fiscal 2000, Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director from October 1997 until September, 2000 and the supervising radiologist at three of the Company's facilities, was the majority shareholder and officer of three of the Medical Lessees: MRILM, MDI and KMDI. For fiscal 2000, MRILM, MDI and KMDI paid the Company approximately $917,875, $4,074,078 and $983,748, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by MRILM, MDI and KMDI accounted for approximately 5%, 22% and 7%, respectively, of the Company's total revenues in fiscal 2000. For fiscal 2000, MRILM, MDI and KMDI paid Dr. Braff approximately $88,311, $260,000,000 and $107,130, respectively, in fees for professional services rendered by him on their behalf. Other than KMDI, such entities have continued to be Medical Lessees of the Company's in fiscal 2001. See "Business - The Facilities".

                  In January 1998, the Company and PMA and its physician stockholders (including Dr. Patel, a director of the Company who owned an aggregate of 11,500 shares of PMA's common stock, representing 19.74% of such outstanding common stock, prior to its restructuring) signed a non-binding letter of intent with respect to the Company's acquisition of all of the capital stock held by PMA of JIHP, a management services organization formed and owned by PMA and Liberty. The terms of this acquisition were a result of arm's-length negotiations among the parties. In July 2000, the Company entered into a merger agreement with PMA which provided for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock which would automatically convert into 1.0 million shares of Common Stock upon the approval of such issuance by the Company's stockholders. In connection with such merger, PMA entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA agreed to pay the Company a management fee of $1.0 million per annum, payable in equal monthly installments, plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. In April 2001, the Company announced that, as a result of a restructuring of PMA into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of JIHP, nor would it continue to provide management services to PMA as a single provider entity. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups formed as a result of this restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of this restructuring of PMA. Dr. Patel is the sole stockholder, director and officer of one of these smaller specialty physician practice groups. The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility located at its principal offices in Jersey City, New Jersey, in exchange for certain management fees and other liabilities owed to the Company by PMA. As a result of the restructuring, the Company's merger agreement and administrative services agreement with PMA have been terminated. As of December 31, 2000, the Company wrote-off approximately $1.0 million in deferred transaction costs related to legal and accounting fees incurred in connection with the proposed acquisition and in deferred financing costs related to costs incurred in connection with proposed new financing of these expansion plans. In addition, as of December 2000, the Company wrote-off as bad debt expense the approximately $2.0 million account receivable due from PMA.

                  In December 1997, the Company agreed to guarantee a loan of $1.0 million from DFS to JIHP (the "JIHP LOAN"). This loan was funded by DFS to JIHP on January 8, 1998 and the loan bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 2000, approximately $319,291 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company expects that this loan will be repaid through the collection of certain receivables of PMA.

                  In October 1999, the Company entered into an exclusive five-year agreement with PMA to arrange and coordinate clinical research trials on its behalf. The Company had arranged 19 clinical research trials on behalf of PMA prior to its restructuring. As of December 31, 2000, the Company had received an aggregate of approximately $25,268 in fees from such trials and PMA had received an aggregate of approximately $118,732 in fees from such trials. As noted above, the Company has entered into exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of the several physician practice groups formed as a result of the restructuring of PMA. Dr. Patel is the sole stockholder, director and officer of one of these smaller specialty physician practice groups.

                  In June 2000, the Company entered into a lease agreement with Stratus Services Group, Inc. ("STRATUS"), which is an employment leasing company and also provides a wide range of other staffing and outsourcing services. Effective June 19, 2000, all the Company employees (aggregating approximately 150 employees) except certain officers and radiologists became employees of Stratus and then were leased back to the Company. Stratus is a public company traded on Nasdaq under the symbol "SERV" and the CEO of Stratus is a former director of the Company. As of December 31, 2000, the Company had paid Stratus $2,606,714 for such lease arrangement (which represents the leased employees' compensation plus a leasing and administrative fee to Stratus related to taxes and insurance and for payroll, human resources and accounting services) and had an outstanding balance owed to Stratus in the amount of $627,891. The term of the lease agreement is for one year and automatically renews on an annual basis with a right to terminate with 30 days written notice.

                  On August 23, 2000, the Company agreed to sell to Huntington and VentureTek (collectively, the "PURCHASERS") an aggregate of 226,004 shares of Common Stock for an aggregate purchase price of $500,000. Pursuant to the Company's agreement with the Purchasers, the Company has agreed to file a registration statement within 30 days after the closing (which date is subject to extension under certain specified conditions) permitting the Purchasers to offer and sell these shares, and has further agreed to issue additional shares of Common Stock to the Purchasers (or, under certain specified conditions, to deliver cash or a Company promissory note) if the market price of the Common Stock, at the earlier of the 120th day following the closing or the effective date of the above-referenced registration statement, is less than $2.88 (in order to provide the Purchasers with 130% return on their investment). The issuance of these additional shares of Common Stock is subject to stockholder approval. The Company intends to solicit stockholder approval of this issuance during the second half of 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  1.       FINANCIAL STATEMENTS

                           The following  consolidated  financial  statements
of the Company and its subsidiaries are filed on the pages below, as part of
Part II, Item 8 of this report:


                                    Independent Auditors' Report                             F-1
                                    Consolidated balance sheets -
                                            December 31, 2000 and 1999                       F-2

                                    Consolidated statements of operations -
                                            For the years ended December 31, 2000,
                                            1999 and 1998                                    F-3

                                    Consolidated statements of stockholders' equity -
                                            For the years ended December 31, 2000,
                                            1999 and 1998                                    F-4



                                    Consolidated statements of cash flows -
                                            For the years ended December 31, 2000,
                                            1999 and 1998                                    F-5

                                    Notes to consolidated financial statements               F-7

                  2.       FINANCIAL STATEMENT SCHEDULE

                                    Schedule II - Valuation and Qualifying Accounts -
                                            For the years ended December 31, 2000,
                                            1999 and 1998                                    F-26


                  3.       EXHIBITS

2.1 Agreement and Plan of Merger, dated as of January 29, 1999, among HealthCare Imaging Services, Inc., HIS PPM Co., Jersey Integrated HealthPractice, Inc., Pavonia Medical Associates, P.A. and the physician stockholders of Pavonia Medical Associates, P.A. (Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

2.2 Letter of Intent dated as of September 26, 2000 between HealthCare Integrated Services, Inc. and MedicalEdge Technologies, Inc. (Incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

3.1 Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.2 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3.3 By-Laws of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.4 Certificate of Amendment of the Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

3.6 Certificate of Ownership and Merger merging HealthCare Integrated Services, Inc. into HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.2              [INTENTIONALLY OMITTED]

10.3              [INTENTIONALLY OMITTED]

10.4 Consulting Services and License Agreement between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by reference to Exhibit
                  10.5 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.6              [INTENTIONALLY OMITTED]

10.7 Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit
                  10.7 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8 Lease between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. as of January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9 Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
                  10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10             [INTENTIONALLY OMITTED]

10.11             [INTENTIONALLY OMITTED]

10.12             [INTENTIONALLY OMITTED]

10.13             [INTENTIONALLY OMITTED]

10.14             [INTENTIONALLY OMITTED]

10.15 Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16             [INTENTIONALLY OMITTED]

10.17             [INTENTIONALLY OMITTED]

10.18             [INTENTIONALLY OMITTED]

10.19 HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit
                  10.20 to the Company's 1991 Annual Report on Form 10-K)*

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

10.47             Promissory Note of HealthCare Imaging Services, Inc. to M.R.
                  Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997) *

10.49 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997)

10.50 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.51 HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997)*

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

10.74 Allonge to Note dated May 1, 1999 by and between HealthCare Imaging Services, Inc. and DVI Financial Services, Inc. (Incorporated by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999)

10.75             Consulting Agreement, dated as of May 14, 1999, between Dr.
                  Ulises C. Sabato and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.76 Stock Purchase Agreement dated August 23,2000 among HealthCare Integrated Services, Inc. and Huntington Street Company and VentureTek L.P. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.77 Asset Purchase Agreement, dated as of November 22, 2000, between Presgar Imaging of Highway, L.L.C. and HealthCare Integrated Services, Inc.

10.78 Sublease, dated as of November 22, 2000, between Presgar Imaging of Highway, L.L.C. and HealthCare Integrated Services, Inc.

10.79 Agreement of Sale of Partnership Interest, dated as of December 29, 2000, between HealthCare Imaging Services of Wayne, Inc. and Arnold Olefson, M.D. and Jatin Gajarawala

10.80 Asset Purchase Agreement, dated as of March 5, 2001, between HealthCare Imaging Services of Rittenhouse Square, Inc. and Rittenhouse Imaging Center, L.P.

10.81 Employer Service Agreement, dated as of May 24, 2000, between HealthCare Integrated Services, Inc. and Stratus Services Group, Inc.

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

                                           HEALTHCARE INTEGRATED SERVICES, INC.

Dated: April 16, 2001                     By:  /s/  Elliott H. Vernon
                                               ------------------------------
                                                    Elliott H. Vernon
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


NAME                                        TITLE                                            DATE
----                                        -----                                            ----

/s/ Elliott H. Vernon               Chairman of the Board                            April 16, 2001
------------------------------      and Chief Executive Officer
Elliott H. Vernon                   and Director
                                    (Principal Executive Officer)


/s/ Robert D. Baca                  President                                        April 16, 2001
------------------------------      and Chief Operating Officer
Robert D. Baca                      (Principal Accounting Officer)


/s/ Michael W. Licamele             Director                                         April 16, 2001
------------------------------
Michael W. Licamele

/s/ Manmohan A. Patel               Director                                         April 16, 2001
------------------------------
Manmohan A. Patel

/s/ Michael S. Weiss                Director                                         April 16, 2001
------------------------------
Michael S. Weiss


                                INDEX TO EXHIBITS

2.1 Agreement and Plan of Merger, dated as of January 29, 1999, among HealthCare Imaging Services, Inc., HIS PPM Co., Jersey Integrated HealthPractice, Inc., Pavonia Medical Associates, P.A. and the physician stockholders of Pavonia Medical Associates, P.A. (Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

2.2 Letter of Intent dated as of September 26, 2000 between HealthCare Integrated Services, Inc. and MedicalEdge Technologies, Inc. (Incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

3.1 Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.2 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3.3 By-Laws of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

3.4 Certificate of Amendment of the Certificate of Incorporation of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3.5 Certificate of Designations, Preferences and Rights of Series D Cumulative Accelerating Redeemable Preferred Stock of HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 1998)

3.6 Certificate of Ownership and Merger merging HealthCare Integrated Services, Inc. into HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.1 Master Equipment Lease dated March 29, 1991 by and between DVI Financial Services Inc. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.2              [INTENTIONALLY OMITTED]

10.3              [INTENTIONALLY OMITTED]

10.4 Consulting Services and License Agreement between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. dated January 27, 1986 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.5 Addendum to Consulting Services and License Agreement dated June 15, 1990 between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. (Incorporated by reference to Exhibit
                  10.5 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.6              [INTENTIONALLY OMITTED]

10.7 Assignment and Consent Agreement dated as of July 24, 1991 by and among Kings Medical Diagnostic Imaging, P.C., Kings Plaza Radiology Associates (Incorporated by reference to Exhibit
                  10.7 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.8 Lease between New York MR Associates and Kings Medical Diagnostic Imaging, P.C. as of January 27, 1986 for Brooklyn property (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Registration No.33-42091 filed with the Securities and Exchange Commission on August 13, 1991)

10.9 Assignment and Assumption of Lease dated October 22, 1991 between Kings Medical Diagnostic Imaging, P.C. and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit
                  10.9 to the Company's Registration Statement on Form S-1 Registration No. 33-42901 filed with the Securities and Exchange Commission on November 6, 1991)

10.10             [INTENTIONALLY OMITTED]

10.11             [INTENTIONALLY OMITTED]

10.12             [INTENTIONALLY OMITTED]

10.13             [INTENTIONALLY OMITTED]

10.14             [INTENTIONALLY OMITTED]

10.15 Employment Agreement dated October 22, 1991 between Elliott Vernon and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.16             [INTENTIONALLY OMITTED]

10.17             [INTENTIONALLY OMITTED]

10.18             [INTENTIONALLY OMITTED]

10.19 HealthCare Imaging Services, Inc. 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 Registration No. 33-42091 filed with the Securities and Exchange Commission on November 6, 1991)*

10.20 HealthCare Imaging Services, Inc. 1991 Stock Option Plan for Non-Employee Directors (Incorporated by Reference to Exhibit
                  10.20 to the Company's 1991 Annual Report on Form 10-K)*

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

10.47             Promissory Note of HealthCare Imaging Services, Inc. to M.R.
                  Radiology Imaging of Lower Manhattan, P.C. (Incorporated by Reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997)

10.48 Amendment No. 1 to HealthCare Imaging Services, Inc. 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report to Form 10-K for the fiscal year ended December 31, 1997)*

10.49 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Biltmore Securities, Inc. (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997)

10.50 Agreement, dated as of November 3, 1997, between HealthCare Imaging Services, Inc. and Elliott H. Vernon (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.51 HealthCare Imaging Services, Inc. 1997 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997)*

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

10.74 Allonge to Note dated May 1, 1999 by and between HealthCare Imaging Services, Inc. and DVI Financial Services, Inc. (Incorporated by reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999)

10.75             Consulting Agreement, dated as of May 14, 1999, between Dr.
                  Ulises C. Sabato and HealthCare Imaging Services, Inc. (Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.76 Stock Purchase Agreement dated August 23,2000 among HealthCare Integrated Services, Inc. and Huntington Street Company and VentureTek L.P. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.77 Asset Purchase Agreement, dated as of November 22, 2000, between Presgar Imaging of Highway, L.L.C. and HealthCare Integrated Services, Inc.

10.78 Sublease, dated as of November 22, 2000, between Presgar Imaging of Highway, L.L.C. and HealthCare Integrated Services, Inc.

10.79 Agreement of Sale of Partnership Interest, dated as of December 29, 2000, between HealthCare Imaging Services of Wayne, Inc. and Arnold Olefson, M.D. and Jatin Gajarawala

10.80 Asset Purchase Agreement, dated as of March 5, 2001, between HealthCare Imaging Services of Rittenhouse Square, Inc. and Rittenhouse Imaging Center, L.P.

10.81 Employer Service Agreement, dated as of May 24,2000, between HealthCare Integrated Services, Inc. and Stratus Services Group, Inc.

22.1              Subsidiaries of the Registrant

23.1              Consent of Independent Auditors, Deloitte & Touche LLP
                  --------------------------------------------------------------
                  * Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Annual Report on Form 10-K.
                  --------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
HealthCare Integrated Services, Inc.
Shrewsbury, New Jersey

We have audited the accompanying consolidated balance sheets of HealthCare Integrated Services, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, (deficiency in net assets) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and deficiency in net assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
------------------------------
DELOITTE & TOUCHE LLP

New York, New York
April 4, 2001

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                                              2000            1999
                                                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    482,239    $    645,389
   Accounts receivable - net                                                     10,657,418      13,806,760
      Loan receivable                                                               186,410          50,411
      Due from International Commerce Exchange Systems ("ICES")                     517,021            --
   Prepaid expenses and other                                                        82,349         226,752
                                                                               ------------    ------------

                  Total current assets                                           11,925,437      14,729,312
                                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                               6,999,570       7,754,840
                                                                               ------------    ------------

DEFERRED TAX ASSET -NET                                                                --         2,494,184
                                                                               ------------    ------------

OTHER ASSETS:
   Due from officer                                                                 264,125         264,125
   Deferred transaction and financing costs                                         116,896         905,676
   Other                                                                            178,637         464,679
   Investment in Atlantic Imaging Group, LLC ("AIG")                                188,360          94,785
   Goodwill - net                                                                      --        12,421,518
                                                                               ------------    ------------

                  Total other assets                                                748,018      14,150,783
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $ 19,673,025    $ 39,129,119
                                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $  3,727,465    $  2,192,086
   Dividends payable                                                              1,293,654         346,070
   Borrowings under revolving line of credit                                      3,015,924            --
   Current portion of capital lease obligations                                     556,967         766,338
      Current portion of note payable                                             1,811,580       2,306,758
   Income taxes payable                                                              10,020           6,475
                                                                               ------------    ------------

                  Total current liabilities                                      10,415,610       5,617,727
                                                                               ------------    ------------

NONCURRENT LIABILITIES:
   Capital lease obligations                                                      4,053,783       2,717,700
   Borrowings under revolving line of credit                                           --         3,251,360
   Note payable                                                                   9,062,183      10,324,538
                                                                               ------------    ------------

                  Total noncurrent liabilities                                   13,115,966      16,293,598
                                                                               ------------    ------------



MINORITY INTERESTS                                                                     --           478,800
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (Deficiency in net assets):
   Preferred stock, $.10 par value, 1,000,000 shares authorized: Series D 8%
      cumulative accelerating redeemable preferred stock, 633.647 shares outstanding at December 31, 2000 and 1999 ($10,500
      per share liquidation preference)                                                  63              63
   Common stock, $.01 par value:  50,000,000 shares authorized: 1,361,703
   and 1,135,699 shares outstanding at December 31, 2000 and 1999,                   13,617          11,357
   respectively
   Additional paid-in capital                                                    21,240,419      20,742,679
   Accumulated deficit                                                          (25,112,650)     (4,015,105)
                                                                               ------------    ------------

                  Total stockholders' equity (Deficiency in net assets)          (3,858,551)     16,738,994
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency in net assets)          $ 19,673,025    $ 39,129,119
                                                                               ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                   2000            1999            1998
                                                                           ------------    ------------    ------------
REVENUES:                                                                  $ 17,324,853    $ 21,952,284    $ 16,451,057
                                                                           ------------    ------------    ------------

EXPENSES:
   Salaries                                                                $  6,715,424       7,084,286       4,547,363
   Other operating expenses                                                   6,356,748       6,606,296       4,587,734
   Provision for bad debts                                                    4,103,296         695,537         148,269
   Consulting and marketing fees                                                297,472         578,484         620,361
   Professional fees                                                            444,093         741,077         534,060
   Depreciation and amortization                                              2,992,421       3,203,530       2,029,723
   Interest                                                                   2,408,335       2,771,195       1,427,267
   Write-off of goodwill                                                     11,803,843            --              --
   Write-off of deferred costs and impairment of                              1,201,397            --              --
   long-lived assets
   Non-cash compensation charge                                                  50,626          39,740         135,617
   Gain on sale of property, plant and equipment and
   partnership interest                                                      (1,419,916)           --          (317,937)
                                                                           ------------    ------------    ------------

                                                                             34,953,739      21,720,145      13,712,457
                                                                           ------------    ------------    ------------

(LOSS)/INCOME BEFORE EQUITY EARNINGS IN AIG,
   MINORITY INTERESTS IN JOINT VENTURE AND INCOME                           (17,628,886)        232,139       2,738,600
   TAXES

EQUITY EARNINGS IN AIG                                                          392,298          89,785            --

MINORITY INTERESTS IN JOINT VENTURE                                            (393,296)       (114,340)       (479,170)
                                                                           ------------    ------------    ------------

(LOSS)/INCOME BEFORE INCOME TAXES                                           (17,629,884)        207,584       2,259,430

INCOME TAX PROVISION (BENEFIT)                                                2,520,292      (2,412,502)         97,661
                                                                           ------------    ------------    ------------

NET (LOSS)/INCOME                                                           (20,150,176)      2,620,086       2,161,769

PREFERRED DIVIDENDS                                                             997,995       1,170,118         183,066
                                                                           ------------    ------------    ------------

NET (LOSS)/INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                                            $(21,148,171)   $  1,449,968    $  1,978,703
                                                                           ============    ============    ============





NET (LOSS)/INCOME PER COMMON SHARE - BASIC                                 $     (15.53)   $       1.28    $       1.88
                                                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                                                        1,361,703       1,135,699       1,051,189
                                                                           ============    ============    ============

NET (LOSS)/INCOME PER COMMON SHARE - DILUTED                               $     (17.69)   $       1.25    $       1.01
                                                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                                                      1,195,596       1,161,433       2,146,190
                                                                           ============    ============    ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity (Deficiency in net assets)
Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------



                                                Preferred Stock             Preferred Stock                     Preferred Stock
                                                    Series E                     Series D                           Series C
                                                 Shares   Amount           Shares        Amount               Shares      Amount
                                                 ------   ------           ------        ------               ------      ------

BALANCE, JANUARY 1, 1998                           -        -                --            --                185,000       18,500

  Conversion of Series C Preferred Stock           -        -                --            --               (185,000)     (18,500)

  Beran Acquisition Issuance                       -        -                 872          $87                 --           --

  Issuance of stock to financial advisor           -        -                --            --                   --           --

  Compensation in connection with stock
   option grants                                   -        -                --            --                   --           --

  Record cashless exercise of stock options                 -                --            --                   --           --

  Net income                                       -        -                --            --                   --           --

  Preferred Dividends                              -        -                --            --                   --           --

  Other                                            -        -                --            --                   --           --


BALANCE, DECEMBER 31, 1998                         -        -                 872            87                 --           --


  Redemption of loan receivable                    -        -                (238)          (24)                --           --

  Unearned compensation in connection
   with stock option grants                        -        -                --            --                   --           --

  Amortization of unearned compensation
   for stock options                               -        -                --            --                   --           --

  Net Income                                       -        -                --            --                   --           --

  Preferred Dividends                              -        -                --            --                   --           --


BALANCE, DECEMBER 31, 1999                         -        -                 634           $63                 --           --


Issuance of common stock                           -        -                --            --                   --           --

Amortization of unearned compensation
for stock options                                  -        -                --            --                   --           --

Net (Loss)                                         -        -                --            --                   --           --

Preferred dividends                                -        -                --            --                   --           --


BALANCE, DECEMBER 31, 2000                         -        -                 634           $63                 --           --



                                                                                                                         Total
                                                                         Additional                                   Stockholders'
                                                   Common Stock          Paid-in      Accumulated     Unearned    Equity (Deficiency
                                                 Shares       Amount      Capital        Deficit     Compensation   in net assets)
                                                 ------       ------      -------        -------     -----------        ------

BALANCE, JANUARY 1, 1998                         928,699       9,287     12,778,261      (7,393,150)       --         5,412,898

  Conversion of Series C Preferred Stock         129,500       1,295         17,205            --          --              --

  Beran Acquisition Issuance                        --          --        9,153,210             --          --        9,153,297

  Issuance of stock to financial advisor          75,000        750         702,375            --          --           703,125

  Compensation in connection with stock
   option grants                                    --          --          490,689            --          --           490,689

  Record cashless exercise of stock options         --        2,500              25             (25)       --              --

  Net income                                        --          --             --         2,161,769        --         2,161,769

  Preferred Dividends                               --          --             --          (183,066)       --          (183,066)

  Other                                             --          --           10,574            --          --            10,574

                                                                                                                   ------------
BALANCE, DECEMBER 31, 1998                     1,135,699      11,357     23,152,289      (5,414,447)       --        17,749,286
                                                                                                                   ------------

  Redemption of loan receivable                     --          --       (2,499,976)           --          --        (2,500,000)

  Unearned compensation in connection
   with stock option grants                         --          --           90,366            --       (90,366)           --

  Amortization of unearned compensation
   for stock options                                --          --             --              --        39,740          39,740

  Net Income                                        --          --             --         2,620,086        --         2,620,086

  Preferred Dividends                               --          --             --        (1,170,118)       --        (1,170,118)

                                                                                                                   ------------
BALANCE, DECEMBER 31, 1999                     1,135,699     $11,357   $ 20,742,679    ($ 3,964,479)   ($50,626)   $ 16,738,994
                                                                                                                   ------------

Issuance of common stock                         226,004       2,260        497,740            --          --           500,000

Amortization of unearned compensation
for stock options                                   --          --             --              --        50,626          50,626

Net (Loss)                                          --          --             --       (20,150,176)       --       (20,150,176)

Preferred dividends                                 --          --             --          (997,995)       --          (997,995)

                                                                                                                   ------------
BALANCE, DECEMBER 31, 2000                     1,361,703     $13,617   $ 21,240,419    ($25,112,650)       --       ($3,858,551)
                                                                                                                   ------------






   See notes to consolidated financial statements

--------------------------------------------------------------------------------

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                         2000              1999               1998
                                                                         ----              ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)/income                                             $(21,148,171)        $1,449,968        $ 1,978,703
  Adjustments to reconcile net (loss)/income to net cash
provided by
      operating activities
     Depreciation and amortization                                  2,992,421         3,203,530          2,029,723
     Write-off of goodwill                                         11,803,843                 -                  -
     Write-off of deferred costs and impairment of                  1,201,397                 -                  -
     long-lived assets
     Non-cash compensation                                             50,626            39,740            135,617
     Gain on sale of property, plant and equipment and
      partnership interest                                         (1,419,916)                -           (317,937)
     Interests in joint ventures                                      299,721            19,555            479,170
     Allowance for doubtful accounts                                2,643,000         1,057,000          1,140,000
  Changes in assets and liabilities:
       Accounts receivable                                            506,342         (340,233)        (3,703,492)
       Due from ICES - Interest Income                                (17,021)                -                  -
       Prepaid expenses and other                                     144,403             2,006           (42,676)
       Deferred taxes                                               2,494,184       (2,445,859)           (48,325)
       Goodwill acquisition adjustment                               (80,702)         (224,539)                  -
       Other                                                          286,042         (190,704)             17,029
       Accounts payable and accrued expenses                        1,535,379           415,240            768,716
       Dividends payable                                              947,584                 -                  -
       Income taxes payable                                             3,545         (100,107)             90,538
       Deferred transaction and financing cost additions            (221,423)           216,088        (1,069,503)
                                                                    ---------           -------        -----------
                                                                    2,021,254         3,101,685          1,457,563
                                                                    ---------         ---------          ---------
            Net cash provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:

   Beran Acquisition                                                        -                 -       (11,500,000)
   Loan to buyers of Wayne Facilities                               (186,410)                 -                  -
   Proceeds from (Loan) to the Beran Entities                         50,411                  -        (2,550,000)
   Due from ICES - Principal                                        (500,000)                 -                  -
   Purchases of property, plant and equipment                        (52,609)         (666,849)          (105,379)
   Proceeds from sale of property, plant and equipment &
            partnership interest                                    1,010,596                 -            844,000
                                                                                              -
                                                                    ---------  ----------------
                                                                                                                 -

            Net cash provided by investing activities                 321,988         (666,849)       (13,311,379)
                                                                      -------         ---------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of stock                                        500,000                 -                  -
      Borrowings pursuant to bridge financing                               -                 -         14,000,000
   (Payments) Borrowings against the revolving line of credit       (235,436)           413,085          1,376,275
   Payments on capital lease obligations                            (563,249)       (1,513,217)        (1,908,258)
   Payments on DFS Bridge Loan                                    (2,306,758)       (1,368,704)                  -
   Issuance of Promissory Note (Note 15)                             549,226                  -                  -
   Payments on reserve for subleased equipment                              -         (294,790)           (49,505)
   Borrowings from Wayne Facility.                                   (64,360)                 -                  -
   Distributions to limited partners of joint ventures              (385,815)         (531,944)          (129,199)
                                                                    ---------         ---------          ---------

            Net cash (used in) provided by financing              (2,506,392)       (3,295,570)         13,289,313
                                                                  -----------       -----------         ----------
activities

(DECREASE)/INCREASE IN CASH                                         (163,150)         (860,734)          1,435,497
CASH:
   Beginning of the year                                              645,389         1,506,123             70,626
                                                                      -------         ---------             ------

   End of the year                                                   $482,239          $645,389         $1,506,123
                                                                     ========          ========         ==========

--------------------------------------------------------------------------------

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                     2000               1999                1998
                                                                                     ----               ----                ----

SUPPLEMENTAL CASH FLOW DATA:

         Interest paid                                                                $ 2,396,662       $ 2,521,984       $1,272,446
                                                                                      ===========       ===========       ==========

         Income taxes paid (received), net                                            $   (80,196)      $   208,515       $   31,558
                                                                                      ===========       ===========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
         AND FINANCING ACTIVITIES:

    Assumptions of the Company's obligations in connection with
the sales of partnership interests                                                    $   726,090                --               --

Capital leases principally for property, plant and equipment                          $ 1,689,961       $    50,855       $2,427,063
                                                                                      ===========       ===========       ==========
Repayment of the loan by the Beran Entities in shares of Series D
cumulative                                                                                               $2,500,000             --
                                                                                                        ===========       ==========
    Accelerating redeemable preferred stock (see Note 2)
Preferred stock issued as partial consideration for the Beran                                 --               --         $9,153,297
                                                                                      ===========       ===========       ==========


       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ACTIVITY - The Company is principally engaged in the business of operating fixed-site diagnostic imaging ("MRI") centers. The Company also has physician management and consulting operations as well as clinical research operations.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include HealthCare Integrated Services, Inc. (together with its subsidiaries and majority-owned joint ventures hereinafter referred to as the "Company" unless the context indicates otherwise) and its wholly-owned subsidiaries, which include corporations formed to be the general partner of the Company's various limited partnership arrangements. The Company's consolidated financial statements also include 100% of the assets, liabilities and results of operations of its operating joint ventures in which the Company has a majority interest (ranging from 51% to 60%) and exercises unilateral management control including day-to-day management of operations, strategic planning, equipment financing and capital transactions. The ownership interests of the limited partners in these joint ventures are recorded as minority interests. All intercompany balances and transactions (including management fees paid by the joint ventures to the Company) have been eliminated in consolidation. As of December 31, 2000, there were no remaining minority interests in any Company operations.

         REVENUES AND ACCOUNTS RECEIVABLE- In the operation of its facilities, the Company either (i) leases use of its diagnostic imaging equipment to healthcare providers ("Medical Lessees"), who use the equipment to provide diagnostic imaging services to their patients or patients of other healthcare providers with whom they or the Company have contractual relationships, and the Company provides administrative, management and billing and collection services, as well as equipment and real property, to the Medical Lessees who typically pay the Company contractually negotiated fees for the use of the equipment and property, and an administrative charge for these support services or
         (ii) operates the facility itself and directly bills and collects from patients and third party payors. The Company's revenues are then comprised of (x) the fees it receives from the Medical Lessees, which are paid by the Medical Lessees to the Company upon the Medical Lessees' receipt of payment from, or on behalf of, its patients (the "Procedure Claims Revenues") and (y) the fees it receives for the services it directly provides to patients (the "Direct Services Revenues"). The Company records a reserve for contractual allowances relating to the Procedure Claims Revenues for amounts which may not be paid by the Medical Lessees because it, in turn, may not be paid by the third party payors for the related procedure. Procedure Claims Revenues are then reported by the Company net of this reserve for contractual allowances. In respect of Direct Services Revenues, the Company records an allowance for doubtful accounts and a corresponding charge to bad debt expense based upon the age of the receivable and the likelihood of collection. Direct Services Revenues are not reported by the Company net of this allowance.

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

                  Office and computer equipment
                       and furniture and fixtures   5-8 years
                  Medical equipment                 5-8 years
                  Leasehold improvements            6-8 years

       GOODWILL - Goodwill was being amortized on a straight-line basis over 10 to 20 years. On a periodic basis through December 31, 1999, the Company estimated the future undiscounted cash flows of the businesses to which the goodwill related in order to determine that the carrying value of the goodwill had not been impaired. As of December 31, 2000, the Company wrote-off the remaining net book value of its goodwill, as a result of current period and projected operating losses from the acquired businesses.

       DEFERRED TRANSACTION AND FINANCING COSTS - Deferred transaction costs related to legal and accounting fees incurred in connection with the Company's proposed acquisition of a management services organization ("MSO") and other pending acquisitions or management services contracts. Deferred financing costs related to costs incurred in connection with the Company's proposed new financing of the Company's expansion plans. As of December 31, 2000, management determined that the proposed acquisition and new financing was not going to be consummated and the management services contract was not going to be executed. As of December 31, 2000, the Company wrote-off the related deferred costs in the amount of $1,010,203.

       NET INCOME/(LOSS) PER COMMON SHARE - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per common share are computed by dividing net income
       (loss) by the number of weighted average common shares outstanding for the years ended December 31, 2000, 1999 and 1998, as applicable. Diluted earnings (loss) per common share are computed by dividing net income
       (loss) by the weighted average number of common shares outstanding for the years ended December 31, 2000, 1999 and 1998, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of preferred shares.

       REVERSE STOCK SPLIT - On January 20, 2000 the Company effectuated a 1:10 reverse stock split of its common stock, par value $.01 per shares (the "Common Stock") and, simultaneously therewith, commenced trading on The American Stock Exchange under the symbol "HII". The Common Stock discontinued trading on the Nasdaq National Market as of the close of business on January 19, 2000, where it was traded under the symbol "HISS". All references to number of shares or per share amounts in the accompanying financial statements have been adjusted to reflect this reverse stock split.

       INCOME TAXES - Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       FAIR VALUE OF FINANCIAL INSTRUMENTS - For financial instruments including cash, accounts receivable and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. The fair values of the Company's long-term debt and capital lease obligations were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value for the Company's long-term debt and capital lease obligations were $14,933,311 and $14,409,299, respectively, at December 31, 2000, and
       $16,115,334 and $16,189,726, respectively, at December 31, 1999.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company makes such estimates relating to an allowance for doubtful accounts on accounts receivable, depreciation on property, plant and equipment and contractual allowances on revenue. Actual results could differ from those estimates.

       CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. As described under "Revenues," the Company furnishes services to Medical Lessees, which in turn provide diagnostic imaging services to their patients and the patients of individual physicians, physicians' groups and other healthcare providers. The Company also directly provides diagnostic imaging services at certain of its state licensed facilities located in New Jersey. Although the Company's right to payment for services rendered to Medical Lessees is not dependent upon payments received by the Medical Lessees, as part of its arrangements with certain Medical Lessees, the Company does not seek payment from the Medical Lessees until the Medical Lessee has been paid for the medical services it has provided. Therefore, the Company bears the risk of delayed payment. However, most amounts due to the Medical Lessees (as well as to the Company for diagnostic imaging services it directly provides) are subject to third-party reimbursement from health insurance companies, which historically have proven to be credit worthy. Upon the expiration or other termination of the arrangements with such Medical Lessees, the Company is contractually entitled to seek payment from such Medical Lessees for all services provided, including those with respect to which the Medical Lessees have not been paid. However, the Company generally does not seek to recover unpaid claims from Medical Lessees. The Company's accounts receivable represent (i) the Company's amounts receivable relating to Procedure Claims Revenues, (ii) amounts receivable relating to Direct Services Revenues, (iii) amounts receivable from physician management and consulting services and (iv) certain wholesale accounts (which relate to services provided to customers, through August 31, 1994, that utilized the Company's mobile MRI units) (the "Wholesale Accounts"). The Company records a reserve for contractual allowances relating to the Procedure Claims Revenues for amounts which may not be paid by the Medical Lessees because it, in turn, may not be paid by the third party payors for the related procedure. Procedure Claims Revenues are then reported by the Company net of this reserve or contractual allowances. In respect of Direct Services Revenues and Wholesale Accounts revenues, the Company records an allowance for doubtful accounts and a corresponding charge to bad debt expense based upon the age of the receivable and the likelihood of collection. Direct Services Revenues and Wholesale Accounts revenues are not reported by the Company net of this allowance. Accordingly, the Company's financial statements reflect the following: (x) the allowance for doubtful accounts on the balance sheet includes both the Company's estimate of bad debts related to Direct Services Revenues and Wholesale Accounts revenues, as well as the reserve for contractual allowances related to Procedure Claims Revenues, (y) the provision for bad debt on the statement of operations only relates to the Company's estimate of bad debts related to Direct Services Revenues and Wholesale Accounts revenues (because the revenues have already been netted against the reserve for contractual allowances related to Procedure Claims Revenues) and (z) the allowance for doubtful accounts on the statement of cash flows is the net amount of both the bad debt expenses related to Direct Services Revenues and Wholesale Accounts revenues and the reserve for contractual allowances related to Procedure Claims Revenues.

       LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2000, the long-lived assets were reviewed by management for impairment and determined that certain construction-in-progress and leasehold improvements at December 31, 2000 had no future benefit. As a result of a decision not to proceed with these expansion plans an impairment loss of $191,194 was charged to operations as of December 31, 2000..

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

       NEW ACCOUNTING PRONOUNCEMENTS - The Company does not expect adoption of recently issued accounting pronouncements to have a material effect, if any, on its financial condition or results of operations.

       RECLASSIFICATIONS - Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

       FINANCIAL VIABILITY: At December 31, 2000, the Company had a deficiency in net assets attributable primarily to the cash operating losses and the write-off of certain intangible assets and deferred costs. Management is introducing various measures in 2001 to reduce operating expenses and increase revenues. In addition, the Company has executed an amended letter of intent with MedicalEdge Technologies, Inc. (Note 2). The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

2. SALES, ACQUISITIONS, CANCELLED ACQUISITIONS, PROPOSED TRANSACTION AND OTHER MATTERS

       SALES - In December 2000, the Company sold its partnership interest in its MRI facility located in Wayne, New Jersey to the limited partners. The Wayne facility had been operated as a joint venture among the Company's wholly-owned subsidiary (as the general partner holding a 51% partnership interest) and two individual medical professionals (as limited partners holding in aggregate the remaining 49% partnership interest). The Company decided to sell its partnership interest at this time in anticipation of the scheduled expiration of the partnership agreement in February 2002. The purchase price for the Company's partnership interest was $1,250,000. As of December 31, 2000, the limited partners owed the Company a remaining balance of $186,410 which was paid in full during January and February of 2001. The Company is also entitled to receive 20% of the partnership's gross revenues that exceed $400,000 in any quarter commencing with the quarter ended March 31, 2001 for a period of four (4) years. As a result of the sale of its partnership's interest, the Company recorded a gain on the sale of $753,773, which was recorded in the fourth quarter of 2000.

       In November 2000, the Company sold certain of its assets relating to its diagnostic imaging facility in Brooklyn, New York to PresGar Imaging of Highway, L.L.C. ("Presgar"). The Company determined to sell this facility since it has operated at a loss for the past several years. The purchase price for the assets sold was $700,000. The Company retained the MRI equipment and related furniture, fixtures and equipment. The sale also excluded the Company's accounts receivable generated by this facility of approximately $1,000,000 in net realizable value. In conjunction with this sale, the Company has subleased the Brooklyn facility to Presgar. The Company currently leases the building from DVI Realty Company. As a result of the sale of these assets, the Company recorded a gain on the sale of $666,143, which was recorded in the fourth quarter of 2000.

       ACQUISITIONS - Prior to May 1, 1999, the Company's facility in Philadelphia, Pennsylvania was operated as a joint venture among a wholly-owned subsidiary of the Company (as the general partner holding a 60% partnership interest) and certain individual medical professionals and others (as limited partners holding in the aggregate the remaining 40% partnership interests). Effective May 1, 1999, the Company's subsidiary consummated the purchase of the limited partners' 40% partnership interests for $100,000 in cash. At April 30, 1999, the net book value of this 40% partnership interest was $0. The $100,000 purchase price was recorded by the Company as goodwill and was being amortized over a period of ten years. As of December 31, 2000, the Company determined that the goodwill had no future benefit because of current period and projected operating losses from the acquired business and wrote-off the remaining book value of its goodwill in the amount of $83,333.

       On October 2, 1998 (effective October 1, 1998), HIS Imaging LLC., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) Echelon MRI, P.C., which operated a fixed-site MRI facility in Voorhees, New Jersey, (ii) Mainland Imaging Center, P.C., which operated a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) Bloomfield Imaging Associates, P.A., which operated a multi-modality diagnostic imaging facility in Bloomfield, New Jersey,
       (iv) North Jersey Imaging Management Associates, L.P., which managed the Bloomfield, New Jersey facility and (v) Irving N. Beran, M.D., P.A., which operated a multi-modality diagnostic imaging facility in each of Voorhees and Williamstown, New Jersey and a radiology facility in each of Atco and Williamstown, New Jersey (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11,500,000 and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith,
       15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "Beran Loan") an aggregate of $2,500,000, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14,000,000 bridge loan (the "DFS Bridge Loan") from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the Beran Loan. The Company is currently negotiating the change of the outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends. However, the accompanying financial statements do not give effect to any exchange which may result from these negotiations.

       The acquisition of the assets of the Beran Entities has been recorded in accordance with the purchase method of accounting whereby assets acquired and liabilities assumed were recorded at their fair values. The excess of the cost of the acquisition (including transaction costs) over the fair value of net assets acquired was reflected as goodwill in the balance sheet and was being amortized over a period of 20 years. As of December 31, 2000, the Company wrote-off the remaining book value of this goodwill in the amount of $10,261,234 as a result of current period and projected operating losses from the acquired businesses.

       The following table presents the Company's unaudited pro forma results of operations, as if the Beran Acquisition occurred on January 1, 1998:

                                                             Year Ended
                                                            December 31,
                                                                1998

              Revenues                                       $24,134,670
                                                             ===========
              Net income/(loss)                              $1,772,828
                                                             ==========
              Net income/(loss) per common  share - basic       $0.16
                                                                =====
              Net income/(loss) per common  share - diluted     $0.13
                                                                =====

       As of December 31, 2000, the Company also determined that the goodwill associated with the M.R. Radiology Imaging of Lower Manhattan, P.C. and Edgewater Diagnostic Imaging, P.A. acquisitions had no future benefit. As of December 31, 2000, the Company wrote-off the remaining book value of their goodwill in the amount of $1,459,276.

       TERMINATED ACQUISITIONS - The Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in January 1998 entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), an MSO formed and owned by Pavonia Medical Associates, P.A. ("PMA") and Liberty HealthCare Systems, Inc. ("Liberty"). The consummation of the transaction was subject to several material conditions including, among others, the receipt of necessary financing, the approval of the issuance of the stock to be used as the purchase price by the Company's stockholders, the negotiation of definitive documentation, the absence of adverse changes and the satisfactory completion of due diligence. The Company provided management and consulting services to PMA from April 1998 until November 2000. In July 2000, the Company entered into a merger agreement with PMA which provided for the acquisition by the Company of PMA's approximately 72% equity interest in JIHP in exchange for the issuance to PMA of preferred stock which would automatically convert into 1.0 million shares of Common Stock upon the approval of such issuance by the Company's stockholders. In connection with such merger, PMA entered into a 26-year administrative services agreement with the Company (subject to earlier termination under certain specified conditions), pursuant to which PMA agreed to pay the Company a management fee of $1.0 million per annum, payable in equal monthly installments, plus an additional management fee of 10% of PMA's annual revenues over $20.0 million. In December 2000, PMA announced a restructuring thereby terminating the Company's negotiations to acquire all the outstanding stock of JIHP. (Note 15).

       In December 1997, the Company agreed to guarantee a loan of $1,000,000 from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months at $26,330 per month. At December 31, 2000, approximately $319,291 of the loan was outstanding. PMA and each physician stockholders of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company has not accrued any liabilities as a result of this guarantee. The Company expects that this loan will be satisfied through the collection of certain receivables of PMA.

       PROPOSED TRANSACTION - On September 26, 2000, the Company executed an amended letter of intent with MedicalEdge Technologies, Inc. ("MedicalEdge") with respect to its acquisition, by way of reverse merger (the "Merger"), of the Company. The Merger, when completed, will reorient part of the Company's focus to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc. ("ICES").

       The letter of intent with MedicalEdge provides that in the Merger the MedicalEdge stockholders will be issued shares of Common Stock representing, in the aggregate, 72% of the outstanding Common Stock immediately after the Merger (on a fully-diluted basis). The Merger is subject to, among other closing conditions, the final negotiation of a merger agreement, satisfactory completion of due diligence, stockholder approval and the Company's disposition of its diagnostic imaging business.

       In order to provide certain protection to the Company's stockholders as of September 26, 2000, the letter of intent with MedicalEdge provides that if the average per share closing sales price of the Common Stock for the 20 consecutive trading days prior to the first anniversary of the closing of the Merger is not equal to $2.50 or more, each such stockholder shall have the right to require the Company to purchase, in whole or in part, the shares of Common Stock such stockholder owned as of September 26, 2000 and which it still owns as of such anniversary date, for a purchase price of $2.50 per share.

       The letter of intent with MedicalEdge further provides that upon execution the Company would issue to MedicalEdge 100 shares of Series E Convertible Preferred Stock (the "Series E Stock") convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the letter of intent with MedicalEdge, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of Series E Stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of Common Stock, as the Company shall determine.

       In conjunction with the execution of the letter of intent with MedicalEdge, the Company raised $500,000 through the sale of 226,004 shares of its Common Stock to Huntington Street Company and VentureTek L.P. for a purchase price of $2.212 per share. These proceeds were loaned to ICES for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The issuance of these shares has been delayed pending the receipt of certain consents. The Company has agreed to file a registration statement covering these shares of Common Stock within 30 days after the closing (which date is subject to extension under certain specified conditions), and to issue additional shares of Common Stock to these investors if the market price of the Common Stock at the earlier of 120 days from the closing or the effective date of the registration statement is less than $2.88 in order to provide the investors with a 130% return on their investment (valuing all shares at the then market price). The issuance of these additional shares of Common Stock is subject to stockholder approval. If this stockholder approval is not obtained, the Company has to deliver to them a cash amount equal to the fair market value of the additional shares or, if it is financially unable to deliver such cash amount, the Company is then obligated to deliver a promissory note, in such amount, to them bearing interest at the rate of 9% per annum, with principal and interest payable in full on the first anniversary of the date of issuance of the note. The Company intends to solicit stockholder approval of this issuance during the second half of 2001.

       The $500,000 the Company received from Huntington and VentureTek was loaned to ICES (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The ICES Loan, plus accrued interest, has been recorded as a receivable as of December 31, 2000. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the letter of intent with MedicalEdge; PROVIDED, HOWEVER, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the letter of intent with MedicalEdge and the Company is using its reasonable efforts and good faith to close the Merger, and the Merger is no consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.

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

       In September 1999, the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 19 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory tract infections, sinusitis, smoking reduction, hypertension, asthma medication, pulmonary function and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; American Biosystems, Inc.; Pfizer; and Glaxo Wellcome, Inc. Amounts attributable to the operations of HISCR for fiscal 2000 and 1999 are not significant.

       Effective April 1999, the Company, in a 50/50 joint venture with HealthMark Alliance, Inc. ("HAI"), formed Atlantic Imaging Group, LLC ("Atlantic Imaging" or "AIG") to develop, market and manage statewide networks of diagnostic imaging facilities. The initial scope of the network is New Jersey. The Company and HAI provide administrative, management and marketing services to AIG. Atlantic Imaging has entered into a five-year arrangement with National Healthcare Resources, Inc. ("NHR"), which provides medical case management services to several insurance carriers, whereby, among other things, NHR agreed to utilize the network on an exclusive basis for any MRI services for which it refers claimants on behalf of its clients (unless otherwise instructed by such client) and will utilize the network for other radiology services to the extent practicable. Atlantic Imaging is being accounted for by the Company using the equity method. The network presently consists of 85 diagnostic imaging facilities, including the Company's facilities, in New Jersey and currently provides services to 18 automobile insurance carriers in New Jersey including: Allstate Insurance Company, Palisades Safety and Insurance Association, National General Insurance Company, Metropolitan, National Continental Progressive Insurance Company and Highlands Insurance Group.

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

       Since February 1999, the Company has been providing management and consulting services to North Jersey Health, P.A. ("NJ Health"), a New Jersey based multi-specialty physician practices,. NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 32 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enabled the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement. As of December 31, 2000, management has decided not to acquire the assets of NJ Health. As of December 31, 2000, the Company wrote-off as bad debt expense the receivable it had from NJ Health in the amount of $489,771.

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


3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

                                                 December 31, December 31,
                                                     2000         1999
                                                 -----------   -----------

Medical equipment under capital leases           $ 7,071,753   $ 7,316,521
Medical equipment                                  3,822,493     3,885,503
Office equipment                                     113,690       130,784
Furniture and fixtures under capital leases             --          88,959
Furniture and fixtures                               340,456       423,753
Computer equipment under capital leases              108,940        67,735
Computer equipment                                   269,178       247,282
Leasehold improvements under capital lease         1,062,010     1,161,381
Leasehold improvements                             1,505,315     1,771,268
Building/Land                                      1,535,336     1,535,336
Automobiles                                           15,400        15,400
Construction-in-progress                                --           3,000
                                                 -----------   -----------
                                                  15,844,571    16,646,922
Less accumulated depreciation and amortization     8,845,001     8,892,082
                                                 -----------   -----------
                                                 $ 6,999,570   $ 7,754,840

As of December 31, 2000, the Company wrote-off certain construction-in-progress and leasehold improvements of $191,194 as an impairment of long-lived assets, as a result of a decision not to proceed with expansion plans.

4.     BORROWINGS

       REVOLVING LINE OF CREDIT

       Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company is currently negotiating an extension of such line of credit. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At December 31, 2000, and 1999, the Company had $3,015,924 and $3,251,360, respectively, of borrowings under this credit facility. The company believes that cash to be provided by operating activities together with borrowings available from this credit facility will provide adequate financing to maintain its normal operations for the next twelve months. If for any reason the Company's estimates prove inaccurate, the Company is prepared to adopt additional expense reduction measures in addition to those already implemented, although there can be no assurance that any such expense reduction measures will be successful.

       NOTE PAYABLE

       In October 1998, the Company used the proceeds of the $14,000,000 DFS Bridge Loan to pay the cash portion of the purchase price in the Beran Acquisition and to fund the $2,500,000 Beran Loan. Options to purchase 5,000 and 40,000 shares of Common Stock at exercise prices of $9.0625 and $10.3125 per share, respectively, were issued to DFS for providing the DFS Bridge Loan. The value of these options were expensed over the initial term of the DFS Bridge Loan. (See Note 8). In September 1999, the Company renegotiated the DFS Bridge Loan into a long-term liability. As a result, the repayment date of the debt was extended to May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. The outstanding balance of the DFS Bridge Loan at the time of this renegotiation was $13,166,217. The debt bears interest at 12% per annum.

       In January 2001, the Company again renegotiated the DFS Bridge Loan. As a result of these renegotiations, the DFS Bridge Loan is now evidenced by three different notes having different payment schedules and bearing interest ranging from 12% to 13% per annum: (i) a $3,000,000 original note payable (balance as of December 31, 2000 was $2,352,507) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December
       2001) principal and interest payments of approximately $24,417, in months thirteen through twenty-four (i.e. January through December 2002) principal and interest payments of approximately $39,993, and in months twenty-five through sixty (i.e. January 2003 through December 2005) principal and interest payments of approximately $75,817; (ii) a $3,000,000 original note payable (balance as of December 31, 2000 was $2,352,507) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December 2001) principal and interest payments of approximately $24,415, in months thirteen through twenty-four (i.e. January through December 2002) principal and interest payments of approximately $39,663 and in months twenty-five through sixty (i.e. January 2003 through December 2005) principal and interest payments of approximately $75,189; and (iii) a $7,166,217 original note payable (balance as of December 31, 2000 was $5,619,524) as follows: in months one through forty-one months (i.e. January 2001 through May 2004) principal and interest payments of approximately $167,748.56. The outstanding balance of the DFS Bridge Loan at the time of this renegotiation was $10,324,538. The $10,324,538 DFS Bridge Loan is presented in the balance sheet in current portion of notes payable for $1,262,353 and the noncurrent note payable of $9,062,183.

       The current portion of notes payable in the amount of $1,811,580, includes the current portion of this note payable of $1,262,353 and a secured promissory note for $549,225 discussed in subsequent events. (See
       Note 15).

       Each of DVIBC and DFS has waived any default that may have existed at December 31, 2000 in any financial ratio or similar covenant in the Company's loan arrangements with them, and has agreed not to take action as a result of any such financial ratio or similar covenant default (or any other default that may subsequently occur as a result of any events or circumstances of which either DVIBC or DFS has knowledge and which constituted a default as at December 31, 2000).

5.     LEASE OBLIGATIONS

       The Company leases various pieces of medical equipment (primarily from DFS), at interest rates ranging from 11.5% to 22.9% per annum through September 2008. In January 2001, the Company renegotiated more favorable payment terms on nine of its nineteen existing capital lease contracts; all nine contracts are between the Company and DFS. The purpose of the renegotiation was to defer payments of principal and interest in the short-term. For five leases, no payment is due in month one, two and three (i.e. January, February and March 2001). For two leases, balloon payments are due in July 2002. Future minimum lease payments under noncancellable renegotiated operating leases, the present value of future minimum capital lease payments and long-term debt payments as of December 31, 2000 (excluding amounts relating to subleased equipment) are:

         YEAR ENDING                                                          CAPITAL LEASE
         DECEMBER 31,                                                           OBLIGATIONS  OPERATING LEASES

                2001                                                           $1,105,351        $1,064,910
                2002                                                            1,761,437         1,082,437
                2003                                                            1,035,097           899,790
                2004                                                            1,033,750           375,470


                2005                                                              612,441           225,898
         Thereafter                                                               697,926           935,410
                                                                                  -------           -------
         Total minimum lease/debt payments                                      6,246,002        $4,583,915
                                                                                                 ==========
         Less amounts representing interest                                     1,635,252
                                                                                ---------
         Present value of minimum capital lease payments                        4,610,750
         Less current portion of obligations                                      556,967
                                                                                  -------
                                                                               $4,053,783


       The carrying value of property, plant and equipment under capital lease obligations was $4,341,071 and $4,141,858 at December 31, 2000 and 1999,
       respectively.

       Rent expense was $955,232, $814,250 and $678,858 for fiscal 2000, 1999 and 1998, respectively.

6.     INCOME TAXES

       The provision (benefit) for income taxes consists of the following:

                                                                                STATE AND
                                                             FEDERAL             LOCAL           TOTAL

                  DECEMBER 31, 2000:
                             Current                       $    (7,721)        $    33,828       $    26,107
                            Deferred                         2,068,428             425,757         2,494,185
                                                           -----------         -----------       -----------
                                                           $ 2,311,870         $   208,422       $ 2,520,292
                                                           ===========         ===========       ===========
                  DECEMBER 31, 1999:
                                                                                                 -----------
                             Current                       $     8,147         $    25,210       $    33,357
                            Deferred                          (856,940)           (174,752)       (1,031,692)
                  Tax benefit of NOL
                       carryforwards                        (1,245,266)           (168,901)       (1,414,167)
                                                           -----------         -----------       -----------
                                                           $(2,094,059)        $  (318,443)      $(2,412,502)
                                                           ===========         ===========       ===========
                  DECEMBER 31, 1998:
                             Current                       $    48,325         $    97,661       $  145,986
                            Deferred                           (48,325)                 --          (48,325)
                                                           -----------         -----------       -----------
                                                           $        --         $    97,661       $   97,661
                                                          ===========         ===========       ===========


        The difference between the income tax provision/(benefit) and the tax provision/(benefit) computed by applying the statutory Federal income tax rate to the income/(loss) before taxes is attributable to the following:

                                                                         Year Ended December 31,
                                                      2000                          1999                         1998
                                                     -----                         -----                        ----
                                                 Dollars     Percentage         Dollars    Percentage       Dollars    Percentage
  Statutory Federal income tax rate         $(5,994,160)         (34.0)         $70,579          34.0      $768,206          34.0

  State income taxes - net of Federal            21,133             .1           16,639           8.0        64,456           2.9
  benefit

  Graduated rates                                30,109           34.0         (170,703)        (82.2)       50,351           2.2

  Increase (decrease) in valuation
  allowance                                   8,463,210           13.9       (2,329,017)    (1,121.98)     (785,352)        (34.8)

  Actual income tax expense (benefit)        $2,520,292           14.0    $  (2,412,502)    (1,162.18)      $97,661           4.3
                                             ==========           ====    ==============    ==========      =======           ===

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects (at 41%) of significant items comprising the Company's net deferred tax position as of December 31, 2000 and 1999 are as follows:


                                                                                                    DECEMBER 31,
                                                                                                 2000               1999

         Deferred tax assets:
                   Federal and State tax NOL carryforwards                                   $ 2,433,649        $ 1,414,167
                   Non cash compensation                                                         793,139            809,240
                   Provision for bad debts                                                     1,166,837            482,130
                   Goodwill                                                                    4,839,576               --
                   Leasehold costs and improvements                                              353,920               --
                   Restructuring charges                                                            --               20,552
                   Federal AMT tax credit carryforward                                            48,406             56,472
                   Other                                                                          60,457             19,426
                                                                                             -----------        -----------
                                                                                               9,695,983          2,801,987

         Deferred tax liabilities:
                   Difference between financial reporting and tax basis of
                           property, plant and equipment                                         213,291            307,803
                                                                                             -----------        -----------
                                                                                                 213,291            307,803

         Total deferred tax assets, net                                                        9,482,692          2,494,184
         Valuation allowances                                                                 (9,482,692)
                                                                                                                -----------
                   Net deferred tax asset                                                    $      --          $ 2,494,184
                                                                                             ===========        ===========


          As of December 31, 2000, the Company has established a valuation allowance against the total of the net deferred tax asset, since it is more likely than not that the net deferred tax asset will not be realized due to the Company's inability to generate sufficient taxable income prior to expiration of its loss carryforwards. The Company may not be able to realize the benefit of its Federal and State tax NOL carryforwards if there is a future change in the Company's ownership of more than 50%.

          As of December 31, 1999, the Company has recorded a net deferred tax asset of $2,494,184, reflecting the benefit of approximately $3,663,000 in federal loss carryforwards that expire in varying amounts between December 31, 2006 and December 31, 2013.

          Deferred income tax assets and liabilities are offset when the income taxes relate to the same fiscal authority. The following amounts are shown in the consolidated balance sheet as of December 31, 2000:

                                                                  December 31,  December 31,
                                                                      2000         1999
                                                                      ----         ----
          Deferred tax assets

                  Current                                         $1,166,837   $  968,028

                  Non-current                                      8,315,855    1,833,959

                  Valuation Allowance                             (9,482,692)   2,801,987
                                                                  ----------   ----------
                  Total Tax Assets                                   213,291           --

          Deferred tax liabilities

                  Current                                               --             --

                  Non-current                                        213,291      307,803
                                                                  ----------   ----------
          Net deferred tax asset                                  $     --     $2,494,184
                                                                  ==========   ==========



7.        EARNINGS PER SHARE

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                        For the Years Ended December 31,

                                       2000                                  1999                        1998
                                       ----                                  ----                      ------
                                                     Per-                                    Per-                           Per-
                           Loss          Shares      Share     Income        Shares       Share      Loss       Shares      Share
                         (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR) AMOUNT
                         -----------  -------------  ------  -----------  -------------   ------  ----------- ------------- ------
BASIC EPS
Net (Loss)/Income      $(21,148,171)   1,195,596   $ (17.69) $ 1,449,968    1,135,699     $ 1.28  $ 1,978,703  1,051,189  $1.88

ADD:
PREFERRED DIVIDENDS       --             --                           --           --                 183,066         --

EFFECT OF DILUTIVE
SECURITIES
Series D Stock            --             --           --              --           --                      --  1,003,101
Stock Options             --             --           --              --       25,744                      --     63,816
  Series C Stock          --             --           --              --           --            -         --     28,084
                        ---------------------                        -----------------------------             ---------------------

DILUTED EPS
Net Income (Loss)      $(21,148,171)   1,195,596  $(17.69)   $ 1,449,968    1,161,433     $ 1.25  $ 2,161,769  2,146,190   $1.01
                       ===================================   ===================================  ==============================

8.        STOCK OPTIONS AND OTHER EQUITY TRANSACTIONS

          The following is a summary of the number of options outstanding under each of the Company's employee benefit plans and otherwise:


                                                                                        1997
                                                                                       Omnibus
                                                                                      Plan and
                                                                                      Employee                     Weighted
                                                                           1996       Stock                        Average
                                                            1991        Directors'    Purchase          Other      Exercise
                                                            Plan           Plans        Plan           Options      Prices
                                                            ----           -----        ----           -------      ------
                Balance at January 1, 1998                  64,845        15,000         2,880       140,000         $9.23

                  Options granted at exercise prices
                    ranging from $9.10 to $125.00 per share      -        14,500        86,750        85,000         20.90
                  Options exercised                              -             -             -        (5,000)         7.50
                  Options forfeited at exercise prices
                    ranging from $10.60 to $50.00 per share (4,027)       (9,000)            -             -         17.64
                                                            -------       ----------------------------------
                Balance at December 31, 1998                60,818        20,500        89,630       220,000         14.53
                                                            ======        ======        ======       =======

                  Options granted at exercise prices
                    ranging from $8.10 to $15.00 per share       -             -        55,450        20,000         10.77
                  Options forfeited at exercise prices
                    ranging from $9.70 to $17.20 per share    (319)       (1,000)      (63,000)             -        16.81
                                                              -----       -------      ----------------------
                Balance at December 31, 1999                60,499        19,500        82,080       240,000        $13.47
                                                            ======        ======        ======       =======

                Options granted at exercise prices
                  ranging from $.625 to 3.69 per share           -         2,500        15,000             -         $3.25
                Options forfeited at exercise prices
                  ranging from $7.50 to $50.00 per share    (5,680)      (11,000)       (1,950)            -        $12.03
                                                            -------      --------       --------------------
                Balance at December 31, 2000                54,819        11,000        95,130       240,000        $13.09
                                                            ======        ======        ======       =======

                  Options exercisable at December 31,
                  2000 (exercisable at prices ranging
                  from $7.50 to $50.00 per share))        34,284           7,300       31,894      225,000
                                                          ======           =====       ======      =======

                  Weighted average exercise prices        $10.26           $9.89       $11.65        $9.18
                                                          ======           =====       ======        =====

                  Remaining contractual life             6 years         8 years      8 years      4 years
                                                         =======         =======      =======      =======


          The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the foregoing options, except as discussed below under the heading "Other Options." Had compensation cost for these options been determined using the Black-Scholes option-pricing model, the pro forma impact of following the provisions of SFAS Statement No. 123 on the Company's operations and net (loss)/income per share would be as set forth in the following table.


                                                            DECEMBER 31, 2000       DECEMBER 31, 1999          DECEMBER 31, 1998
          Net  (loss)/income available to
            common shareholders            - as                   $21,148,171            $1,449,968                $1,978,703
                                                                  ===========            ==========                ==========
                                           reported
                                           - pro forma            $21,386,873            $1,211,266                $1,908,106
                                                                  ===========            ==========                ==========
          Net (loss)/income per
            common share - Basic           - as                   $(17.69)               $        1.28             $          1.88
                                                                  ========               =============            ===============
                                           reported
                                           - pro forma            $(17.69)               $        1.07             $          1.82
                                                                  ========               =============             ===============
          Net  (loss)/income per
           common share - Diluted          -as reported           $(17.69)               $        1.25             $          1.01
                                                                  ========               =============             ===============
                                           -pro forma             $(17.69)               $        1.04             $            .97
                                                                  ========               =============             ================

         For SFAS Statement No. 123 purposes, the weighted average fair values of the Company's stock options granted in fiscal 2000, 1999 and 1998 were $3.25, $10.77 and $20.90 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              2000              1999             1998
                                                              ----              ----             ---
         Risk-free interest rate                              5.41%             5.41%            5.41%
         Expected volatility                                  90%               90%              90%
         Expected life, in years                                 4                 4                4

         As of December 31, 2000, the Company had reserved Common Stock for issuance upon conversion of the Series D Stock and Series E Stock which the Board of Directors approved in , 2000 but has not yet been issued and exercise of stock options as follows:


               Series D Stock (*)                                                            209,477

               Series E Stock (**)                                                           100,000

               1991 Plan                                                                      60,499

               1996 Directors' Plan                                                           75,000

               1997 Omnibus Plan and Employee Stock Purchase Plan                            500,000
               Other Options                                                                 240,000
                                                                              -----------------------
                                                                                           1,184,976
                                                                              =======================


              (*) The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance; provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of Common Stock; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The holders of the Series D Stock will be entitled to vote, on an as-converted basis, with the holders of the Common Stock as one class on all matters submitted to a vote of the Company stockholders; provided that unless the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock will not be able to exercise their aggregate voting rights in excess of 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e., approximately 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption. The Company is currently negotiating the exchange of the outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends.

              The letter of intent with MedicalEdge provided that upon execution the Company would issue to MedicalEdge 100 shares of preferred stock convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the letter of intent with MedicalEdge, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of Series E Stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of common stock, as the Company shall determine.

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

         Under the 1996 Director's Plan, nonqualified stock options exercisable to purchase an aggregate of 2,500 shares of Common Stock are granted to each non-employee director upon his initial appointment to the Board of Directors. In addition, each non-employee director has the right, prior to each annual organizational meeting of the Board, to elect to receive nonqualified stock options under the 1996 Directors' Plan exercisable to purchase an aggregate of 500 shares of Common Stock in lieu of the annual cash director's fee expected to be earned by such non-employee director for the upcoming fiscal year of the Company. In the event that the Board decides that no annual cash director's fee will be paid in any year, these stock options will, nonetheless, be granted to each non-employee director for his services for such year. The purchase price of the shares of Common Stock subject to such stock options equal the fair market value of such shares on the date of the grant. Stock options awarded under the 1996 Directors's Plan vest in increments of 40% after the sixth month, 80% after the eighteenth month and 100% after the thirtieth month anniversary of the date of grant. No stock option may be granted under the 1996 Directors' Plan after ten years from the effective date of the Plan. The stock options are non-transferable during the life of the option holder except as otherwise provided in the 1996 Directors' Plan.

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

         There are reserved for issuance pursuant to, or by reason of, stock awards and stock-based awards under the Omnibus Plan an aggregate number of shares of Common Stock equal to the lesser of (i) 12.5% of the number of shares of Common Stock outstanding, from time to time, calculated on a fully diluted basis (including the maximum number of shares of Common Stock that may be issued, or subject to awards, under the Omnibus Plan, the Stock Purchase Plan, the 1991 Plan and the 1996 Directors' Plan (collectively, the "Employee Stock Plans")) less the number of shares of Common Stock that are issued under the Employee Stock Plans after the effective date of the Omnibus Plan or are subject to outstanding awards under the Employee Stock Plans plus the number of shares of Common Stock forfeited under the Employee Stock Plans or surrendered to the Company in payment of the exercise price of options issued under any of the Employee Stock Plans or (ii) 500,000 shares of Common Stock. Awards may be granted for no consideration and may consist of stock options, stock awards, SARs, dividend equivalents, other stock-based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. No participant may receive stock awards or stock-based awards to acquire more than 60,000 shares in any fiscal year. The Stock Option Committee of the Board of Directors administers the Omnibus Plan and has the full power and authority, subject to the provisions of the Omnibus Plan, to designate participants, grant Awards and determine the terms of all Awards. Members of the Stock Option Committee are not eligible to receive Awards under the Omnibus Plan. The Omnibus Plan will terminate on November 3, 2007, unless earlier terminated by the Board.

         1997 STOCK PURCHASE PLAN

         In November 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is administered by the Stock Option Committee of the Board of Directors. It is the Company's intention that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Code.

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

         In October 1998, upon execution of a consulting agreement with DFS (the "DFS Consulting Agreement"), the Company granted DFS stock options immediately exercisable for a five-year period (subject to certain prescribed restrictions) to purchase an aggregate of 50,000 shares of Common Stock, at an exercise price of $9.0625 per share (with respect to 5,000 of the shares subject to the options), $10.3125 per share (with respect to 40,000 of the shares subject to the options), $12.8125 per share (with respect to 2,000 of the shares subject to the options), $12.50 per share (with respect to 1,000 of the shares subject to the options) and $14.6875 (with respect to 2,000 shares subject to the options). In connection with the issuance of the 5,000 and 40,000 options, the Company will expense in the aggregate $320,111 over the term of the DFS Bridge Loan (See Note 4) and in the case of the 2,000, 1,000 and 2,000 options, the Company recorded a non-cash compensation charge of $47,197 in October 1998.

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

         During fiscal 1999, two investor relations firms were granted stock options exercisable for a five-year period. One such firm was granted options to purchase an aggregate of 5,000 shares of Common Stock at an exercise price of $15.00 per share (such options vested on July 1, 1999). The other firm was granted options to purchase an aggregate of 15,000 shares of Common Stock at an exercise of $8.10 per share (3,750 of such options vested immediately on October 15, 1999 with the remaining balance vesting quarterly in equal installments from said date). In connection with the issuance of these options, the Company recorded an aggregate non-cash compensation charge of $90,366, of which $50,626 was amortized as an expense in fiscal 2000 and $39,740 was amortized as an expense in fiscal 1999.

9.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) defined contribution profit sharing plan covering substantially all employees. Matching contributions by the Company are discretionary. During the years ended December 31, 2000 and 1999 and 1998 matching contributions were made by the Company in the amount of $16,118, $27,311 and $16,994, and 1998, respectively.

10.      RELATED PARTY AND CERTAIN OTHER TRANSACTIONS

         DUE FROM OFFICER - At December 31, 2000 and 1999, Elliott H. Vernon (the Chairman of the Board and Chief Executive Officer) owed the Company $264,125 in connection with certain non-interest bearing advances under the Company's bonus plan. In accordance with this bonus plan and Mr. Vernon's employment agreement with the Company, Mr. Vernon is entitled to monthly bonus payments based upon an estimate of his full years' bonus entitlement, subject to adjustment. These advances represent such payments which were determined not to have been earned by Mr. Vernon under the terms of the bonus plan and are repayable to the Company.

         BROOKLYN, NEW YORK MRI FACILITY - Prior to September 1998, the Company leased its Brooklyn, New York fixed-site MRI facility (the "Brooklyn Facility") from DMR Associates, L.P. ("DMR"). The Company leased the MRI equipment at such facility from DFS. DMR was owned by MR General Associates, as the general partner ("MR Associates"), and DFS, as a limited partner. MR Associates in turn was owned by the CEO and another director of the Company. For fiscal 1997 and the nine months ended September 30, 1998, the Company paid DMR an aggregate of approximately $407,000 and $208,000, respectively, in lease payments for the Brooklyn Facility. The Company's lease payments to DMR were structured to fully satisfy DMR's costs and expenses related to the facility, including mortgage payments, real estate taxes and other related costs. Effective December 1996, the Company agreed to guarantee an approximately $250,000 loan (the "DMR Loan") from DFS to DMR in connection with DMR's refinancing of an equipment lease related to the Brooklyn Facility. This loan bore interest at 12% per annum and was repayable over 34 months commencing February 15, 1997. The outstanding balance of this loan was approximately $145,000 at September 16, 1998. In September 1998, DMR sold its interest in the Brooklyn Facility to an affiliate of DFS, which in turn, has entered into a lease arrangement (the "DVI Lease") with the Company in respect of this facility. A portion of the proceeds from such sale were used to repay the outstanding balance of the DMR Loan. In consideration for the director's agreement to such sale (as well as in appreciation of his participation in the original lease transaction), the Company granted the director (subject to stockholder ratification and approval) a ten-year stock option to purchase 15,000 shares of Common Stock at an exercise price per share equal to $10.00 (the closing sales price of the Common Stock on The Nasdaq National Market on December 22, 1998, the date of stockholder ratification and approval of such stock option grant), which option is 100% exercisable. In addition, the Company has agreed that, to the extent the Company exercises its purchase option under the DVI Lease and sells such facility to an unrelated third party (other than in connection with a merger, consolidation, sale of substantially all of the assets of the Company or similar transaction), the director will be entitled to receive an amount equal to 60% of any "profits" realized by the Company upon such sale (i.e., the net proceeds received by the Company upon such sale less the Company's depreciated basis in the property). The Brooklyn Facility was sold in November 2000 but the Company leases the building to the purchaser. (See Note 2.)

         DVI FINANCIAL SERVICES INC.- The Company has numerous financing arrangements with DFS and its affiliates relating to equipment financing, as well as the DVI Lease, the DFS Bridge Loan provided in connection with the Beran Acquisition in October 1998 (which was renegotiated into a long-term liability in September 1999 and in January 2001 this loan was renegotiated again), and the Company's $4,000,000 secured revolving line of credit provided by another affiliate of DFS. DFS was a significant stockholder of the Company from its inception until April 1996 and is a leading provider of medical equipment financing. In addition, the Company entered into the DFS Consulting Agreement in October 1998 in connection with the DFS Bridge Loan (See Note 8), and in December 1997 the Company agreed to guarantee a $1,000,000 loan from DFS to JIHP. (See Note 2).

         During fiscal 1999 Dr. George Braff, a director of the Company from December 1995 until April 1997, the Company's Medical Director from October 1997 until September 20, 2000 and the supervising radiologist at three of the Company's MRI facilities, was the majority shareholder and officer of three of the Company's Medical Lessees: M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM"), Monmouth Diagnostic Imaging, P.A. ("MDI") and Kings Medical Diagnostic Imaging, P.C. ("KMDI"). For fiscal 2000, MRILM, MDI and KMDI paid the Company approximately $917,875, $4,074,078 and $983,748, respectively, in fees for services previously rendered. In addition, revenues generated to the Company by MRILM, MDI and KMDI accounted for approximately 5%, 22% and 7%, respectively, of the Company's total revenues in fiscal 2000. For fiscal 2000, MRILM, MDI and KMDI paid Dr. Braff approximately $88,311, $260,000 and $107,130, respectively, in fees for professional services rendered by him on their behalf. While KMDI is no longer a Medical Lessee of the Company, the other entities have continued to be Medical Lessees of the Company in fiscal 2001. Prior to October 1997, Dr. Braff was also a majority shareholder and officer of another of the Company's Medical Lessees, Edgewater Diagnostic Imaging, P.A., which paid the Company approximately $1,400,000 in fees during fiscal 1997 and generated revenues to the Company in fiscal 1997 representing 18% of the Company's total revenues for such fiscal year. (See Notes 2 and 12).

         In June 2000, the Company entered into a lease agreement with Stratus Services Group, Inc. ("Stratus"), which is an employment leasing company and also provides a wide range of other staffing and outsourcing services. Effective June 19, 2000, all the Company employees (aggregating approximately 150 employees) except certain officers and radiologists became employees of Stratus and then were leased back to the Company.

         Stratus is a public company traded on Nasdaq under the symbol "SERV" and the CEO of Stratus is a former director of the Company. As of December 31, 2000, the Company had paid Stratus $2,606,714 for such lease arrangement (which represents the leased employees' compensation plus a leasing and administrative fee to Stratus related to taxes and insurance and for payroll, human resources and accounting services) and had an outstanding balance owed to Stratus in the amount of $627,891. The term of the lease agreement is for one year and automatically renews on an annual basis with a right to terminate with 30 days written notice.

11.      SEGMENT INFORMATION

         The Company currently operates in two industry segments (i) diagnostic imaging and (ii) physician management/consulting and clinical research. The diagnostic imaging segment primarily involves operating fixed site diagnostic imaging facilities. The physician management/consulting and clinical research segment, which commenced operations during the second quarter of fiscal 1998, consists of providing management and consulting services to independent physician practices and providing clinical research opportunities to such practices and others.

         The following table shows net revenues and operating income by industry segment for the years ended December 31, 2000 and 1999. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment: The write-off of goodwill is reflected in the diagnostic imaging segment. The write-off of deferred costs is reflected in the physician management/consulting and clinical research segment.

                                                                 DECEMBER 31,
                                                           2000                 1999               1998
                                                           ----                 ----               ----
    Net revenues:

         Diagnostic imaging                           $ 16,100,918        $ 20,757,013         $15,866,057
         Physician management/consulting and
           clinical research                             1,223,935           1,195,271             585,000
                                                      ------------        ------------         -----------
         Total                                        $ 17,324,853        $ 21,952,284         $16,451,057
                                                      ============        ============         ===========

    Operating (loss)/income:

         Diagnostic imaging                           $(14,836,095)       $   (352,465)        $ 2,376,285
         Physician management/consulting and
           clinical research                            (2,792,791)            584,604             362,315
                                                      ------------        ------------         -----------
         Total                                        $(17,628,886)       $    232,139         $ 2,738,600
                                                      ============        ============         ===========


12.      CONCENTRATION OF REVENUES

         For the year ended December 31, 2000, the Company had four Medical Lessees which accounted for more than 5% of its total revenues:
         Monmouth Diagnostic Imaging, P.A. ("MDI"), Wayne MRI, P.A. ("WYN"), Kings Medical Diagnostic Imaging, P.C. ("KMDI") and Rittenhouse Square Imaging Associates, L.P. ("RSIA") which accounted for approximately 21%, 10%, 7% and 6% of the Company's total revenues in fiscal 2000, respectively. For the year ended December 31, 1999, the Company had four Medical Lessees which accounted for more than 5% of its total revenues: MDI, Edgewater Diagnostic Imaging, P.A. ("EDI"), RSIA and WYN which accounted for approximately 20%, 8%, 7% and 6% of the Company's total revenues in fiscal 1999, respectively. For the year ended December 31, 1998, the Company had six Medical Lessees which accounted for more than 5% of its total revenues: MDI, EDI, WYN, RSIA, M.R. Radiology Imaging of Lower Manhattan, P.C. ("MRILM") and KMDI which accounted for approximately 27%, 14%, 14%, 9% 6% and 6% of the Company's total revenues in fiscal 1998, respectively. To the extent the Company were to lose any of its existing Medical Lessees, the impact on revenues and operations would not be materially affected because the Company believes it will be readily able to replace any such Medical Lessees. WYN, KMDI and RSIA are no longer Medical Lessees of the Company as a result of the Company's sale of the related facilities.

13.      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a number of lawsuits. The Company believes the claims are without merit and will be defended vigorously. The Company believes that the resolution of these matters would not have a material impact on the Company's financial condition or results of operations.

14.        SELECTED QUARTERLY DATA (UNAUDITED)

           The following table sets forth selected quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                 NET (LOSS) EARNINGS

           QUARTER                       NET                              BASIC            DILUTED
            ENDED                   REVENUES         AMOUNT            PER SHARE          PER SHARE
            -----                   --------         ------            ---------          ---------
           3-31-00                   $4,991,368      $(563,343)         $   (.50)                    $(.50)
           6-30-00                    4,841,112       (150,080)             (.13)                     (.13)
           9-30-00                    3,940,262     (2,320,754)            (1.88)                    (1.88)
           12-31-00                   3,552,111    (18,113,994)           (15.18)                   (15.18)
                                      ---------    ------------        ----------                    -----
                                    $17,324,853    $21,148,171           $(17.69)                  $(17.69)
                                    ===========    ============            =====                     =====


           3-31-99                   $6,022,502       $445,755           $   .39                      $.33
           6-30-99                    5,750,799        516,403               .46                       .38
           9-30-99                    5,384,878        633,091               .56                       .47
           12-31-99                   4,794,105       (145,281)             (.13)                     (.13)
                                      ---------      ----------        ----------                     -----
                                    $21,952,284      $1,449,968            $1.28                     $1.25
                                    ===========      ==========            =====                     =====


           The Company's operating results were adversely affected during the latter half of fiscal 1999 and into fiscal 2000 by The New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 1999 and into fiscal 2000 at various of the Company's New Jersey facilities.

15.        SUBSEQUENT EVENTS

           SALE OF CERTAIN ASSETS - On March 5, 2001, the Company sold certain of its assets including medical and office equipment relating to its diagnostic imaging facility located in the Rittenhouse Square of Philadelphia, Pennsylvania to Rittenhouse Imaging Center, L.P. The cash purchase price for the assets sold was $800,000 which was paid at the closing. The Company is also entitled to receive 25% of the revenue generated at the facility that exceeds $250,000 in any quarter, up to a maximum of $700,000, as post closing payments. However, if the purchaser renovates the facility for the purpose of removing and repairing certain medical equipment, the purchaser shall be entitled to a credit against the post closing payments. The Company anticipates on recording a gain on the sale of the assets, but has not yet calculated the exact amount of the gain (See Note 2).

           TERMINATED ACQUISITION - In April 2001, the Company announced that, as a result of a restructuring of PMA into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of JIHP, nor would it continue to provide management services to PMA as a single provider entity. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups, one of which is a related party, formed as a result of this restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of this restructuring of PMA. The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility located at its principal offices in Jersey City, New Jersey, in exchange for certain management fees and other liabilities owed to the Company by PMA. As a result of the restructuring, the

           Company's merger agreement and multi-year administrative services agreement with PMA have been terminated. (See Note 2).

           MEDICAL BILLING SERVICES - In March 2001, the Company, in its continuing efforts to reduce expenses, entered into an agreement with an unaffiliated third party, Practical Billing Solutions, Inc. ("PBS"), to provide medical billing services. The Company was able to terminate 23 employees as the result of entering into the agreement with PBS. This agreement calls for PBS to bill insurance companies, patients and other payors, on behalf of the Company, for a percentage of fee for services of collections plus postage expenses. The term of the agreement is for 36 months and automatically renews for additional periods of 24 months each with a right to terminate after one year with 90 days written notice.

           SECURED PROMISSORY NOTE PAYABLE - In January 2001, the Company issued a secured promissory note payable to DFS for approximately $549,226. This note bears interest at 10% per annum and was paid in full in March 2001. The note was issued in payment of certain past due lease and DFS Bridge loan obligations payable to DFS. This note is reflected in the balance sheet in the current portion of notes payable in the amount of $1,811,580.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES                 SCHEDULE A
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
AT DECEMBER 31, 2000, 1999 AND 1998



                                         A                  B               C                D              E
                                         -                  -               -                -              -

                                                         ADDITIONS          CHANGE
                                       BALANCE AT       CHARGED TO          NETTED                       BALANCE AT
                                       JANUARY 1,        COSTS AND         AGAINST                     DECEMBER 31,
          DESCRIPTION                        2000         EXPENSES         REVENUE    DEDUCTIONS               2000
-------------------------------------------------------------------------------------------------------------------

PROCEDURE CLAIMS                       $6,061,560  $          -           $972,965   $        -         $7,034,523

WHOLESALE ACCOUNTS                        332,119             -               -                 52         332,067

DIRECT SERVICES                           843,806        1,656,000            -             14,089       2,485,717


TOTALS-DECEMBER 31, 2000               $7,237,485       $1,656,000        $972,963          14,141      $9,852,307


                                                         ADDITIONS          CHANGE
                                       BALANCE AT       CHARGED TO          NETTED                       BALANCE AT
                                       JANUARY 1,        COSTS AND         AGAINST                     DECEMBER 31,
          DESCRIPTION                        1999         EXPENSES         REVENUE    DEDUCTIONS               1999
-------------------------------------------------------------------------------------------------------------------

PROCEDURE CLAIMS                       $5,677,833  $          -           $383,727   $        -         $6,061,560

WHOLESALE ACCOUNTS                        354,358             -               -             22,239         332,119

DIRECT SERVICES                           148,269          695,537            -               -            843,806


TOTALS-DECEMBER 31, 1999               $6,180,460         $695,537        $383,727         $22,239      $7,237,485


                                                         ADDITIONS          CHANGE
                                       BALANCE AT       CHARGED TO          NETTED                       BALANCE AT
                                       JANUARY 1,        COSTS AND         AGAINST                     DECEMBER 31,
          DESCRIPTION                        1998         EXPENSES         REVENUE    DEDUCTIONS               1998
-------------------------------------------------------------------------------------------------------------------

PROCEDURE CLAIMS                       $4,555,584   $         -         $1,122,249   $        -         $5,677,833

WHOLESALE ACCOUNTS                        421,400             -               -             67,042         354,358

DIRECT SERVICES                              -             148,269            -               -            148,269


TOTALS-DECEMBER 31, 1998               $4,976,984         $148,269      $1,122,249         $67,042      $6,180,460



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