Form 10-Q
period 2001-03-31
HEALTHCARE INTEGRATED SERVICES INC
filed 2001-05-21
CIK 878230

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                     FORM 10-Q

         (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

                                                        OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at May 21, 2001
         -----                                    ---------------------------
Common Stock, $.01 par value                             1,361,703 shares

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION:                                          PAGE
-------    ----------------------                                          ----

Item 1.    Unaudited Consolidated Financial Statements:

           Consolidated Balance Sheets -
           March 31, 2001 and December 31, 2000                              3

           Consolidated Statements of Operations -
           Three months ended March 31, 2001 and 2000                        4

           Consolidated Statement of Changes in Stockholders Equity -
           For the three months ended March 31, 2001                         5

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000                        6

           Notes to Unaudited Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of                          18
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About                    22
           Market Risk

PART II.   OTHER INFORMATION

Item 5.    Other Information                                                23

Item 6.    Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                  24
----------

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                      March 31,            December 31,
Assets                                                                                  2001                   2000
------                                                                                 ------                 -----
                                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                                           $171,780          $     482,239
   Accounts receivable - net                                                         10,760,176             10,657,418
   Loan receivable                                                                            -                186,410
   Due from International Commerce Exchange Systems ("ICES")                            528,896                517,021
   Prepaid expenses and other                                                           212,221                 82,349
                                                                                        -------                 ------
                  Total current assets                                               11,673,073             11,925,437
                                                                                     ----------             ----------
Property, Plant and Equipment - Net                                                   6,566,854              6,999,570
Other Assets:
   Due from officer                                                                     264,125                264,125
   Deferred transaction and financing costs                                             163,742                116,896
   Other                                                                                175,201                178,637
   Investment in Atlantic Imaging Group, LLC ("AIG")                                    213,352                188,360
                                                                                        -------                -------
                  Total other assets                                                    816,420                748,018
                                                                                        -------                -------
Total Assets                                                                        $19,056,347            $19,673,025
                                                                                    ===========            ===========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses                                             $3,858,121             $3,727,465
   Dividends payable                                                                  1,539,063              1,293,654
   Borrowings under revolving line of credit                                          2,763,677              3,015,924
   Current portion of capital lease obligations                                         629,303                556,967
   Current portion of note payable                                                    1,517,353              1,811,580
   Income taxes payable                                                                   1,020                 10,020
                                                                                          -----                 ------
                  Total current liabilities                                          10,308,537             10,415,610
                                                                                     ----------             ----------
Noncurrent Liabilities:
   Capital lease obligations                                                          3,857,710              4,053,783
   Note payable                                                                       8,593,235              9,062,183
                                                                                      ---------              ---------
                  Total noncurrent liabilities                                       12,450,945             13,115,966
                                                                                     ----------             ----------
Commitments and Contingencies
Stockholders' Equity (Deficiency in net assets):
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
    Series D 8% cumulative accelerating redeemable preferred stock, 633.647 shares outstanding at March 31, 2001 and December 31, 2000, respectively
      $10,500 per share liquidation preference)                                              63                     63
   Common stock, $.01 par value:  50,000,000 shares authorized, 1,361,703
   outstanding  at March 31, 2001 and December 31, 2000, respectively                    13,617                 13,617
   Additional paid-in capital                                                        21,240,419             21,240,419
   Accumulated deficit                                                              (24,957,234)           (25,112,650)
                                                                                    ------------           ------------
                  Total stockholders' equity (Deficiency in net assets)              (3,703,135)            (3,858,551)
                                                                                     -----------            -----------
Total Liabilities and Stockholders' Equity (Deficiency in net assets)               $19,056,347            $19,673,025
                                                                                    ===========            ===========



          See accompanying notes to unaudited consolidated financial statements.

                     HEALTHCARE INTEGRATED SERVICES, INC. AND
                                   SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                                          (Unaudited)


                                                    2001               2000
                                                    ----               ----
Revenues                                         $3,980,317         $4,991,368
                                                 ----------         ----------
OPERATING EXPENSES:
   Salaries                                       1,626,790          1,601,302
   Other operating expenses                       1,326,287          1,558,179
   Provision for bad debts                          379,468            415,516
   Consulting and marketing fees                     46,432            139,996
   Professional fees                                 87,425             99,522
   Depreciation and amortization                    435,534            919,310
   Interest                                         536,100            620,185
   Gain on sale of property, plant and
    equipment                                      (798,532)                 -
                                                   ---------
                                                  3,639,504          5,354,010
                                                  ---------          ---------
Income/(Loss) Before Minority Interests in
   Joint Ventures and Income Taxes                  340,813           (362,642)
Equity earnings in AIG                               59,992             14,330
Minority Interests in Joint Ventures                      -            (58,438)
                                               ------------            --------
Income/(Loss) Before Income Taxes                   400,805           (406,750)
Income Tax Benefit                                      (20)           (91,542)
                                               ------------           --------
Net Income/(Loss)                                   400,825           (315,208)
Preferred Dividends                                 245,409            248,135
                                                    -------            -------
Net Income/(Loss) Available to Common
   Shareholders                                    $155,416          $(563,343)
                                                   ========          ==========
Net Income/(Loss) per Common Share -
   Basic                                             $.11              $(.50)
                                                     ====              ======
Weighted Average Common Shares
   Outstanding - Basic                            1,361,703         1,135,699
                                                  =========         =========
Net Income/(Loss) per Common Share -
     Diluted                                         $.11              $(.50)
                                                     ====              =====
Weighted Average Common Shares
   Outstanding - Diluted                          1,361,703        1,135,699
                                                  =========        =========


                    See accompanying notes to unaudited consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY
                             IN NET ASSETS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                                                                                                        Total
                                                                                                      Accumulated   Stockholders'
                                                                                        Additional     (Deficit)        Equity
                                                                                          Paid-in      Retained     (Deficiency in
                                                                                          Capital      Earnings       Net Assets)
                                          Preferred Stock          Common Stock
                                         Shares     Amount     Shares       Amount
BALANCE, JANUARY 1, 2001                    634        $63      1,361,703     $13,617    $21,240,419  $(25,112,650)    $(3,858,551)

Net income                                                                                                 400,825         400,825
Preferred dividends                                                                                       (245,409)       (245,409)
BALANCE, MARCH 31, 2001                     634        $63      1,361,703     $13,617    $21,240,419 $ (24,957,234)    $(3,703,135)
                                    =========== ==========  ============= ===========  ============= ============= ================




                      See accompanying notes to unaudited consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Three Months Ended
                                                                                March 31,
                                                                              (Unaudited)


                                                                              2001               2000
                                                                              ----               ----
Cash Flows From Operating Activities:
  Net income/(loss) available to common shareholders                        $155,416          $(563,343)
  Adjustments to reconcile net income/(loss) available to common shareholders to net cash (used in) provided by operating activities:
      Depreciation and amortization                                          435,534            919,310
      Non-cash compensation charge                                                 -             25,955
      Gain on sale of property, plant and equipment                         (798,532)                 -
      Interests in joint ventures                                            (59,992)            89,108
      Allowance for doubtful accounts                                        451,000            553,000
Changes in Assets and Liabilities:
            Accounts receivable                                             (553,758)        (1,189,889)
            Due from ICES - Interest Income                                  (11,875)                 -
            Prepaid expenses and other                                      (129,872)           (69,034)
            Deferred taxes                                                         -           (101,730)
            Other                                                              3,436             70,437
            Accounts payable and accrued expenses                            130,656            236,418
            Preferred dividends payable                                      245,409            197,724
            Income taxes payable                                              (9,000)            (6,475)
            Deferred transaction and financing costs                         (46,846)           (42,613)
                                                                             --------           --------
                  Net cash (used in) provided by operating activities       (188,424)           118,868
                                                                            ---------           -------

Cash Flows from Investing Activities:
      Loan payments from the buyers of the Wayne Facility                    186,410                  -
      Proceeds from the Beran Entities                                             -             50,411
      Purchases of property, plant and equipment                              (8,399)           (23,915)
      Proceeds from sale of property, plant and equipment net of
      closing costs                                                          804,113                  -
                                                                             -------        -----------
                  Net cash provided by investing activities                  982,124             26,496
                                                                             -------             ------

Cash Flows from Financing Activities:
      (Payments) Borrowings against the revolving line of credit            (252,247)           129,055
      Payments on capital lease obligations                                 (123,737)          (181,258)
      Payments on DFS Bridge Loan                                           (763,175)          (551,130)
      Distributions from (contritubtions to) joint ventures                   35,000           (154,878)
                                                                              ------           ---------
                  Net cash used in financing activities                   (1,104,159)          (758,211)
                                                                          -----------          ---------

  Decrease in cash and cash equivalents                                     (310,459)          (612,847)
  Cash and cash equivalents at beginning of period                           482,239            645,389
                                                                             -------            -------
  Cash and cash equivalents at end of period                                $171,780            $32,542
                                                                            --------            -------

Supplemental Cash Flow Information:
  Interest paid during the period                                           $528,258           $574,255
                                                                            --------           --------
  Income taxes paid during the period                                         $9,280          $  29,795
                                                                              ------          ---------

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
  Non-cash proceeds in connection with the sale of property, plant and
  equipment                                                                  $48,000                  -
                                                                             =======          =========
  Capital leases principally for computer and medical equipment                    -          $1,493,990
                                                                             =======          ==========



                           See accompanying notes to unaudited consolidated
financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2001

Note 1. - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the related statements of operations and cash flows for the periods ended March 31, 2001 and 2000. The Company had a deferred tax asset as of March 31, 2000.

         The Company has an accumulated deficit of $24,957,234 and $25,112,650 at March 31, 2001 and December 31, 2000, respectively. The decrease is attributable primarily to the gain on sale of property, plant and equipment by the Company during the first quarter of 2001. Cash flows (used in) provided by operating activities were $188,424 and $118,868 for the three months ended March 31, 2001 and March 31, 2000, respectively.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission. The Company is in the process of filing an amended Form 10-K for the year ended December 31, 2000.

         Financial Viability - The Company has a deficiency in net assets attributable primarily to the cash operating losses and the write-off of certain intangible assets and deferred costs. Management is introducing various measures in 2001 to reduce operating expenses and increase revenues. In addition, the Company has executed an amended letter of intent with MedicalEdge Technologies, Inc. The Company believes that cash to be provided by the Company's operating activities together with borrowings available from the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

Note 2. - Earnings Per Share

         Basic earnings (loss) per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2001 and 2000, as applicable. Diluted earnings (loss) per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2001 and 2000, as applicable, plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock option awards and conversion of the preferred shares.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:




                                                        For the Three Months Ended March 31,
                                               2001                                                2000
                         ------------------------------------------------     ----------------------------------------------
                                           (Unaudited)                                         (Unaudited)
                         ------------------------------------------------     ----------------------------------------------
                          Income/(Loss)        Shares         Per-Share         (Loss)/Income        Shares       Per-Share
                           (Numerator)      (Denominator)      Amount            (Numerator)     (Denominator)     Amount
                           -----------      -------------      ------            -----------     -------------     ------
Basic EPS
Net Income/(Loss)
Available to Common
Shareholders                     $155,416         1,361,703          $.11            $(563,343)        1,135,699      $(.50)
Add:
Preferred Dividends                     -                 -                                   -                -

Effect of Dilutive
Securities
Stock Options                           -                -                                    -                -
Series D Stock                          -                -                                    -                -
                         ---------------- -----------------                   ----------------- ----------------

Diluted EPS
Net Income/(Loss)                $155,416         1,361,703          $.11            $(563,343)        1,135,699      $(.50)
                         ================ ================= =============     ================= ================ ===========




Note 3. - Relocation of Corporate Offices and Company Name Change

         Effective August 1, 1999, the Company's corporate name was changed to HealthCare Integrated Services, Inc. and its corporate offices were relocated to Shrewsbury Executive Center II, 1040 Broad Street, Shrewsbury, New Jersey 07702. In conjunction with the relocation of the Company's corporate offices, the Company entered into a five year lease for approximately 10,300 square feet of space. The lease provides for fixed annual rent in each of years one and two of $196,308 and $206,640 in each of years three through five. Since January 20, 2000, the Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "HII." Prior thereto, it has been included in The Nasdaq Stock Market under the symbol "HISS."

Note 4. - Sales, Acquisitions and Terminated Acquisitions

         Sales - In December 2000, the Company sold its partnership interest in its MRI facility located in Wayne, New Jersey to the limited partners. The Wayne facility had been operated as a joint venture among the Company's wholly-owned subsidiary (as the general partner holding a 51% partnership interest) and two individual medical professionals (as limited partners holding in aggregate the remaining 49% partnership interest). The Company decided to sell its partnership interest at this time in anticipation of the scheduled expiration of the partnership agreement in February 2002. The purchase price for the Company's partnership interest was $1,250,000. As of December 31, 2000, the limited partners owed the Company a remaining balance of $186,410 in promissory notes which was paid in full during February and March of 2001. The Company is also entitled to receive 20% of the partnership's gross revenues that exceed $400,000 in any quarter commencing with the quarter ended March 31, 2001 for a period of four (4) years. As a result of the sale of its partnership's interest, the Company recorded a gain on the sale of $753,773, which was recorded in the fourth quarter of 2000.

         In November 2000, the Company sold certain of its assets relating to its diagnostic imaging facility in Brooklyn, New York to Presgar Imaging of Highway, L.L.C. ("Presgar"). The Company decided to sell this facility since it has operated at a loss for the past several years. The sales price of the asset was $700,000. The Company retained the MRI equipment and related furniture, fixture and equipment. During the first quarter of 2001, the Company sold the MRI equipment to an unaffiliated third party and recorded a gain on the sale of equipment of $48,000. The sale also excluded the Company's accounts receivable generated by this facility of approximately $1,000,000 in net realizable value. In conjunction with this sale, the Company subleased the Brooklyn facility to Presgar. The Company currently leases the building from DVI Realty Company. As a result of the sale of these assets, in the fourth quarter of 2000 the Company recorded a gain on the sale of $666,143.

         On March 5, 2001, the Company sold certain assets including medical and office equipment relating to its diagnostic imaging facility located in the Rittenhouse Square of Philadelphia, Pennsylvania to Rittenhouse Imaging Center, L.P. The cash sales price of the asset was $800,000, which was paid at the closing. The Company is also entitled to receive 25% of the revenue generated at the facility that exceeds $250,000 in any quarter, up to a maximum of $700,000, as post closing payments. However, if the purchaser renovates the facility for the purpose of removing and repairing certain medical equipment, the purchaser shall be entitled to a credit against the post closing payments. In the first quarter of 2001 the Company recorded a gain on the sale of the assets of $750,532.

         Terminated Acquisition - In April 2001, the Company announced that, as a result of a restructuring of Pavonia Medical Associates, P.A. ("PMA") into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP"), nor would it continue to provide management services to PMA as a single provider entity. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups, one of which is a related party, formed as a result of the restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of the restructuring of PMA. The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility located at its principal offices in Jersey City, New Jersey, which the Company is currently leasing, in exchange for certain management fees and other liabilities owed to the Company by PMA. As a result of the restructuring, the Company's merger agreement and multi-year administrative services agreement with PMA have been terminated.

         Medical Billing Services - In March 2001, the Company, in its continuing efforts to reduce expenses, entered into an agreement with an unaffiliated third party, Practical Billing Solutions, Inc. ("PBS") to provide medical billing services for its diagnostic imaging operations. The Company was able to reduce its headcount by 23 employees as the result of this outsourcing arrangement. The agreement provides that PBS will bill insurance companies, patients and other payors, on behalf of the Company, for a percentage of collections plus postage expenses. The term of the agreement is for 36 months and automatically renews for additional periods of 24 months each, with a right to terminate after one year with 90 days written notice. As an additional expense reduction measure, the Company currently intends to use its former billing office at the Ocean Township Facility for its primary corporate offices and to sublet all or substantially all of its corporate office in Shrewsbury, New Jersey.

     Acquisitions - On October 2, 1998 (effective October 1, 1998), HIS Imaging LLC., a wholly-owned subsidiary of the Company, acquired (the "Beran Acquisition") all of the assets and business of, and assumed certain liabilities relating to (i) a fixed-site MRI facility in Voorhees, New Jersey, (ii) a multi-modality diagnostic imaging facility in Northfield, New Jersey and a radiology facility in Ocean City, New Jersey, (iii) a multi-modality diagnostic imaging facility in Bloomfield, New Jersey and (iv) a multi-modality diagnostic imaging facility in Voorhees and Williamstown, New Jersey and a radiology facility in Atco and Williamstown, New Jersey (the Company closed the
Williamstown Facility in July 1999) (collectively, the "Beran Entities"). The consideration given by the Company in the Beran Acquisition was (x) the assumption of certain obligations and liabilities of the Beran Entities, (y) cash in the amount of $11.5 million and (z) the issuance of 887.385 shares of Series D Cumulative Accelerating Redeemable Preferred Stock of the Company (the "Series D Stock") having an aggregate liquidation preference of $9,317,542.50 (i.e., $10,500 per share liquidation preference). The purchase price was subject to an adjustment based on the value of the Beran Entities' accounts receivable as of the closing date and, in accordance therewith, 15.642 shares of Series D Stock having an aggregate liquidation preference of $164,241 were transferred back to the Company and canceled. The Company also assumed certain contractual obligations of the Beran Entities on a going-forward basis under the contracts assigned to the Company in the Beran Acquisition (including operating leases and equipment maintenance agreements). The Company also loaned the Beran Entities (the "Beran Loan") an aggregate of $2.5 million, which loan bore interest at 8% per annum and was to mature upon the terms and conditions contained in the related promissory notes, but in no event later then December 31, 1999. As of December 31, 1999, the Beran Entities repaid the Beran Loan in shares of Series D Stock (i.e., 238.096 shares of Series D Stock were transferred back to the Company and cancelled in repayment of this loan). The Company used the proceeds of a $14.0 million bridge loan from DVI Financial Services Inc. ("DFS") to pay the cash portion of the purchase price and to fund the loan to the Beran Entities (the "DFS Bridge Loan"). The Series D Stock accrues dividends at the rate of 8% of the liquidation preference and increases by an additional 2% upon each three month anniversary of the date of issuance: provided, however, that in no event will the dividend rate be in excess of 15% of the liquidation preference. All accrued and unpaid dividends are payable quarterly in cash commencing January 10, 1999. After March 1, 1999, the holders of the Series D Stock became entitled to convert the Series D Stock into an aggregate of approximately 634,120 shares of the Common Stock; provided that until the Company obtains stockholder approval of the issuance of the Series D Stock, the holders of the Series D Stock only will be able to convert into Common Stock representing in the aggregate 19.9% of the outstanding Common Stock as of October 2, 1998 (i.e. 209,477 shares). The Company may redeem the Series D Stock, in whole but not in part, at any time at its liquidation preference plus all accrued and unpaid dividends to the date of redemption.

         The Company is currently negotiating the exchange of the outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends. However, the accompanying unaudited financial statements do not give effect to any exchange which may result from these negotiations.

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

     Note Payable - In order to improve the Company's working capital, in January 2001 the Company renegotiated the $14.0 million DFS Bridge Loan (which had been renegotiated in September 1999 from a short-term liability into a long-term liability). Prior to the renegotiation in January 2001, the repayment date of the DFS Bridge Loan (which bears interest at 12% per annum) was May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. As a result of the renegotiation in January 2001, the DFS Bridge Loan is now evidenced by three different notes having different payment schedules and bearing interest ranging from 12% to 13% per annum: (i) a $3,000,000 original note payable (balance as of March 31, 2001 was $2,415,266) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December 2001) principal and interest payments of approximately $24,417, in months thirteen through twenty- four (i.e. January through December 2002) principal and interest payments of approximately $39,993 and in months twenty-five through sixty (i.e. January 2003 through December
2005) principal and interest payments of approximately $75,817; (ii) a $3,000,000 original note payable (balance as of March 31, 2001 was $2,413,814) as follows: no payment due in month one, two and three (i.e. January, February and March 2001), in months four through twelve (i.e. April through December
2001) principal and interest payments of approximately $24,415, in months thirteen through twenty- four (i.e. January through December 2002) principal and interest payments of approximately $39,663 and in months twenty-five through sixty (i.e. January 2003 through December 2005) principal and interest payments of approximately $75,189; and (iii) a $7,166,217 original note payable (balance as of March 31, 2001 was $5,281,508) as follows: in months one through forty-one (i.e. January 2001 though May 2004) principal and interest payments of approximately $167,748.56. The outstanding balance of the DFS Bridge Loan at the time of renegotiation was $10,324,538. The DFS Bridge Loan was funded in October 1998 in connection with the Beran Acquisition.

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

Note 5. - Deferred Transaction and Financing Costs

         Deferred transaction and financing costs relate to legal and accounting fees incurred in connection with the Company's proposed pending acquisitions or management services contracts and proposed new financing of the Company's expansion plans. In the event any of such proposed acquisitions or financing is not consummated or any such management services contract is not executed, the related deferred costs will be expensed.

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

         The following table shows net revenues and operating income by industry segment for the three month period ended March 31, 2001 and March 31, 2000. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:





                                                                       Three Months            Three Months
                                                                         Ended                    Ended
                                                                       March 31, 2001          March 31, 2000
                                                                       --------------          ---------------
                                                                        (Unaudited)               (Unaudited)
         Net revenues:
              Diagnostic imaging                                        $3,940,307                $4,662,733
              Physician management/consulting
               and clinical research                                        40,010                   328,635
                                                                            ------                   -------
              Total                                                     $3,980,317                $4,991,368
                                                                        ==========                ==========







         Operating income/(loss):
              Diagnostic imaging                                          $426,927                   $(548,179)
              Physician management/consulting
               and clinical research                                       (86,114)                    185,537
                                                                           --------                    -------
              Total                                                       $340,813                   $(362,642)
                                                                          ========                   ==========



              Over the past few years, the Company's results of operations have been negatively impacted by several developments in the HealthCare field. Among other things, the trend in the industry towards managed care and HMOs has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall HealthCare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. The Company's revenues from its diagnostic imaging operations, primarily those New Jersey facilities acquired in October 1998, have also been adversely affected by the New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during fiscal 2000 and continued through the first quarter March 31, 2001 at various of the Company's New Jersey facilities.

Note 7. Newly Formed Ventures

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

              In addition, in September 1999 the Company established clinical research operations through a wholly-owned subsidiary, HIS Clinical Research Co. LLC ("HISCR"). HISCR focuses on arranging clinical research trials for pharmaceutical companies. To date, HISCR has arranged 19 clinical studies in the areas of rheumatology pain management medication, chronic prostatitis medication, diabetes drug therapies, chronic bronchitis, diabetic polyneuropathy, respiratory track infections, sinusitis, smoking reduction, hypertension, asthma medication, pulmonary function and pneumonia medication on behalf of various leading pharmaceutical companies including ASTA

     Medica, Inc.; Abbott Laboratories; Merck & Co., Inc.; Ortho-McNeil Pharmaceutical, Inc.; SmithKline Beecham Corporation; Takeda America Research & Development Center, Inc.; Bristol Meyers Squibb Company; American Biosystems, Inc; Pfizer; and Glaxo Wellcome, Inc. HISCR has an exclusive five-year agreement with North Jersey Health, P.A. ("NJ Health") to arrange and coordinate clinical research trials on its behalf, and has an exclusive three to five-year agreement to arrange and coordinate clinical research trials on behalf of the physician practice groups formed as a result of the restructuring of PMA (See Physician Management and Consulting Operations).

              In January 2000, the Company formed CliniCure.com, LLC ("CliniCure.com"), a wholly-owned subsidiary, to provide web-based outreach for clinical research trials by physicians, universities, hospitals and pharmaceutical companies. CliniCure.com's Web site is intended to be an easy to navigate medical web site which will facilitate access to medical clinical trials for both patients and physicians alike. It is expected that patient users will be able to research new clinical trials beginning in a variety of areas and, if interested, will be able to apply for participation in these trials. Additionally, physicians and researchers will be able to utilize the site as a referral source in the recruitment of candidates for clinical trials. Amounts attributable to the operations of CliniCure.com for the three months ended March 31, 2001 are not significant.

Physician Management and Consulting Operations

              During fiscal 1997, the Company decided to expand its strategic focus into the area of physician management and consulting and, in connection therewith, in January 1998 entered into letters of intent with respect to the acquisition of all of the outstanding capital stock of Jersey Integrated HealthPractice, Inc. ("JIHP"), a management services organization ("MSO") formed and owned by PMA and Liberty HealthCare Systems, Inc. ("Liberty") and which managed PMA. In July 2000, the Company announced that it had entered into several agreements including (1) a merger agreement relating to its acquisition of JIHP and (2) a multi-year administrative services agreement with PMA. The Company had previously entered into an exclusive five year agreement with PMA to arrange and coordinate clinical research trials on its behalf.

              In April 2001, the Company announced that, as a result of a restructuring of PMA into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of JIHP, nor would it continue to provide management services to PMA as a single provider entity. PMA had been one of the largest multi-specialty medical practices in New Jersey, and the Company had been providing management services to PMA for over two years. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups formed as a result of this restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of this restructuring of PMA (which groups, in the aggregate, are comprised of over 70 physicians treating over 80,000 patients). The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility, which the Company is currently leasing, located at its principal offices in Jersey City, New Jersey, in exchange for certain management fees and other liabilities owed to the Company by PMA.

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

              In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At March 31, 2001, approximately $292,961 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the Company's acquisition of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company expects that this loan will be repaid through the collection of certain receivables of PMA.

              Since February 1999, the Company has been providing management and consulting services to another New Jersey-based multi-specialty physician practice, NJ Health. NJ Health is one of the largest independent multi-specialty physician practices in New Jersey, consisting of 32 physicians, 16 offices and 80,000 active patients. In December 1999, the Company entered into a letter of intent with NJ Health setting forth the terms of an agreement which provides for, among other things, management and consulting services pursuant to an administrative services agreement with an initial term of five years, during which period the Company will provide NJ Health with certain non-medical, management and consulting services. In accordance with the agreement, NJ Health will pay to the Company a fixed management fee of $500,000 per annum. In addition to the fixed management fee, additional management fees will be paid to the Company from NJ Health's net income related to ancillary services. The agreement also enables the Company to acquire the assets of NJ Health, subject to certain financial milestones being achieved, as well as the satisfaction of certain additional conditions, during the first three years of the agreement. As of December 31, 2000, the Company decided not to acquire the assets of NJ Health and wrote-off the approximately $500,000 account receivable due from NJ Health.

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

              In order to provide certain protection to the stockholders of the Company as of September 26, 2000, the letter of intent with MedicalEdge provides that if the average per share closing sales price of the Common Stock for the 20 consecutive trading days prior to the first anniversary of the closing of the Merger is not equal to $2.50 or more, each such stockholder of the Company shall have the right to require the Company to purchase, in whole or in part, the shares of Common Stock such stockholder owned as of September 26, 2000 and which it still owns as of such anniversary date, for a per share purchase price of $2.50 per share.

              The letter of intent with MedicalEdge further provides that upon execution the Company would issue to MedicalEdge 100 shares of its preferred stock convertible at the closing of the Merger into 100,000 shares of Common Stock. These shares will constitute a portion of the 72% of the Common Stock to be issued to the MedicalEdge stockholders in the Merger. If the Merger is not consummated for any reason prior to the nine-month anniversary of the execution of the letter of intent with MedicalEdge, other than as a result of MedicalEdge's inability or refusal to proceed, then MedicalEdge shall have the option to require the Company to repurchase all of these shares of preferred stock for either cash (and, under certain specified conditions, a one-year promissory note) equal to the fair market value of these 100,000 shares of Common Stock or 100,000 shares of Common Stock, as the Company shall determine.

Sale of Common Stock to Huntington Street and VentureTek L.P.

              In conjunction with the execution of the letter of intent with MedicalEdge, the Company raised $500,000 through an agreement to sell 226,004 shares of Common Stock (constituting approximately 19.9% of the outstanding Common Stock before such sale) to Lindsay Rosenwald, M.D. d/b/a Huntington Street Company ("Huntington"), and VentureTek L.P. ("VentureTek"") for a per share purchase price of $2.212 for the purpose of the MedicalEdge transaction. The proceeds of this sale were provided to ICES in accordance with the letter of intent and are require to be utilized for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The Company has agreed to file a registration statement covering these shares of Common Stock within 30 days after the closing (which date is subject to extension under certain specified conditions), and to issue additional shares of Common Stock to these investors if the market price of the Common Stock at the earlier of 120 days from the closing or the effective date of the registration statement is less that $2.88 in order to provide the investors with a 130% return on their investment (valuing all shares at the then market price). The issuance of these additional shares of Common Stock is subject to stockholder approval. If this stockholder approval is not obtained, the Company has to deliver to Huntington and VentureTek a cash amount equal to the fair market value of the additional shares or, if it is financially unable to deliver such cash amount, the Company is then obligated to deliver a promissory note, in such amount, to them bearing interest at the rate of 9% per annum, with principal and interest payable in full on the first anniversary of the date of issuance of the note. The Company intends to solicit stockholder approval of this issuance during the second half of 2001.

Loan to ICES

              The $500,000 the Company received from Huntington and VentureTek was loaned to ICES (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the letter of intent with MedicalEdge; provided, however, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the letter of intent with MedicalEdge and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to received either repayment of the ICES Loan in full in cash or class A common stock of ICES, and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              ------------------------------------------------------------

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

For the Three Months Ended March 31, 2001 vs. March 31, 2000

              For the three months ended March 31, 2001, revenues were $3,980,317 as compared to $4,991,368 for the three months ended March 31, 2000, a decrease of approximately $1,011,000 or 20%. This decrease was primarily due to (i) a decrease of $400,000 in revenues from the Company's Monmouth, Edgewater and Lower Manhattan facilities, (ii) a decrease of $900,000 from the Company's Brooklyn, Wayne and Rittenhouse facilities, which decrease in revenue were partially offset by a $100,000 increase in revenue from the other New Jersey facilities and a $200,000 increase in revenues related to the Pavonia diagnostic imaging facility, which the Company is currently leasing, located at its principal offices in Jersey City, New Jersey.

              For the three months ended March 31, 2001, operating expenses were $4,438,036 as compared to $5,354,010 for the three months ended March 31, 2000, a decrease of approximately $916,000 or 17%. This decrease was primarily due to
(i) decreased depreciation and amortization of approximately $484,000 as a result of the closure of the Brooklyn, Wayne and Rittenhouse facilities, (ii) decreased consulting, marketing, and professional fees approximately $94,000,
(iii) decreased interest expense of approximately $84,000, primarily due to the renegotiation in January 2001 of the DFS Bridge Loan and certain capital lease obligations, and (iv) a decrease in other operating expenses of approximately $232,000, relating to the closure of the Brooklyn, Wayne and Rittenhouse facilities.


Liquidity and Capital Resources of the Company

              As of March 31, 2001, the Company had a cash balance of $171,780, current assets of $11,673,073 and working capital of $1,364,536. In order to improve the Company's working capital, in January 2001 the Company renegotiated the $14.0 million DFS Bridge Loan (which had been renegotiated in September 1999 from a short-term liability into a long-term liability). Prior to the renegotiation in January 2001, the repayment date of the DFS Bridge Loan (which bears interest at 12% annum) was May 1, 2004, with principal and interest payments of approximately $308,000 payable by the Company in each of the 56 months commencing October 1, 1999. As a result of the renegotiation in January 2001, the DFS Bridge Loan is now evidenced by three different notes having different payment schedules and bearing interest ranging from 12% to 13% per annum. The Company's working capital was adversely affected by the marked decline in the number of MRI and other diagnostic imaging referrals primarily to the Company's New Jersey facilities, acquired in 1998, in January 2001, as discussed above, which decline resulted from certain changes enacted and penalties implemented by automobile insurance carriers in late December 1999 to pre-certification requirements of diagnostic imaging procedures and the uncertainties associated with these changes.

              Although the Company has implemented various measures to improve it revenues during the past several years, including the formation of Atlantic Imaging in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure.com in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the beginning of 2001, the Company took a number of additional steps to further streamline its cost structure and eliminate its least profitable operations. Among the actions taken by the Company were; the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000 and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operations in March 2001; and the renegotiation of certain of its credit facilities. The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations, and additional facilities may also be disposed of in 2001. The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate.

              Cash flows used in operating activities were $188,424 for the three months ended March 31, 2001, which consisted primarily of (i) net income of $155,416, (ii) depreciation and amortization expenses of $435,534, (iii) a decrease in the allowance for doubtful accounts receivable of $451,000, (iv) a gain on the sale of property, plant and equipment of $798,532, and (v) equity earnings in AIG $59,992. Other significant components of cash flows used in operating activities include (A) an increase in accounts receivable, net of $553,758, and (B) an increase in preferred dividends payable of $245,409.

              Cash flows provided by investing activities were $982,124, which related to the (i) proceeds from the sale of property, plant and equipment of $804,113. (The Company used the proceeds from such sales to pay off certain existing indebtedness of the Company related to such facilities and otherwise), and (ii) loan payments from buyers of the Wayne facility of $186,410.

              Cash flows used in financing activities were $1,104,159, which consisted primarily of payments on capital lease obligations of $123,737, payments on the DFS Bridge Loan of $763,175 and distributions from joint venture of $35,000, and payments with respect to the Company's revolving line of credit of $252,247.

              In December 1997, the Company agreed to guarantee a $1.0 million loan from DFS to JIHP. This loan was funded by DFS to JIHP on January 8, 1998 and bears interest at 12% per annum and is repayable over 48 months commencing in February 1998 at $26,330 per month. At March 31, 2001, approximately $292,961 of the loan was outstanding. PMA and each physician stockholder of PMA have acknowledged that such extension of credit is for their benefit and have agreed that to the extent that the Company is or becomes liable in respect of any indebtedness or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated (including any requisite stockholder approvals), then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company expects that this loan will be repaid through the collection of certain receivables of PMA.

              Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The maximum amount available under such credit facility initially was $2,000,000, which amount increased to $3,000,000 in October 1998 in connection with the Beran Acquisition and further increased to $4,000,000 in December 1999, with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the line of credit bear interest at the rate of 3% over the prime lending rate and are repayable on May 26, 2001. The Company is currently negotiating an extension of such line of credit. The Company's obligations under the credit facility are collateralized through a grant of a first security interest in all eligible accounts receivable. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. Borrowings under this credit facility are used to fund working capital needs as well as acquiring businesses which are complementary to the Company. At March 31, 2001, the Company had $2,763,677 of borrowings under this credit facility.

              In October 1999, the Company entered into an exclusive five-year agreement with PMA to arrange and coordinate clinical research trials on its behalf. The Company had arranged 19 clinical research trials on behalf of PMA prior to its restructuring. As of March 31, 2001, the Company had received an aggregate of approximately $48,440 in fees from such trials and PMA had received an aggregate of approximately $139,177 in fees for such trials. The Company has entered into exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of the several physician practice groups formed as a result of the restructuring of PMA. Dr. Patel, a director and Vice-Chairman of the Company, is the sole stockholder, director and officer of one of these small specialty physician practice groups.

              In June 2000, the Company entered into a lease agreement with Stratus Services Group, Inc. ("Stratus") which is an employment leasing company and also provides a wide range of other staffing and outsourcing services. Effective June 19, 2000, all of the Company employees, (totaling approximately 150 employees), except certain officers and radiologists, became employees of Stratus and then were leased back to the Company. Stratus is a public company traded on Nasdaq under the symbol "SERV" and the CEO of Stratus is a former director of the Company. As of March 31, 2001, the Company had paid Stratus $3,904,522 for such lease arrangement (which represents the leased employees' compensation plus a leasing and administrative fee to Stratus related to taxes and insurance and for payroll, human resources and accounting services) and had an outstanding balance owed to Stratus in the amount of $707,198. The term of the lease agreement is for one year and automatically renews on an annual basis with a right to terminate with 30 days written notice.

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

              In March 2001, the Company sold the Rittenhouse facility. The Company received $800,000 in cash upon the sale of the facility, and is also entitled to additional payments under certain specified conditions.

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

              Over the past few years, the Company's results of operations have been negatively impacted by several developments in the HealthCare field. Among other things, the trend in the industry towards managed care and HMOs has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall HealthCare costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. The Company's revenues from its diagnostic imaging operations, primarily those New Jersey facilities acquired in October 1998, have also been adversely affected by the New Jersey Automobile Cost Reduction Act of 1998 which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused significant delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 2000 and continued through the first quarter of March 31, 2001 at various of the Company's New Jersey facilities.

              As a result of losses in fiscal 2000 and the expectation of continuing losses from the Beran facilities the Company acquired in October 1998, the Company wrote-off the remaining goodwill related to these facilities of approximately $10.0 million in the fourth quarter of 2000. The decline in performance of these facilities contributed, in large part, to the Company's receipt of a "going concern" modification from its independent auditors.

              Although the Company has implemented various measure to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure.com in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the beginning of 2001, the Company took a number of additional steps to further strengthen its cost structure and eliminate its least profitable operations. Among the actions taken by the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operation in March 2001 and the renegotiation of certain of its credit facilities. The Company's letter of intent with MedicalEdge contemplates its disposition of its diagnostic imaging operations, and additional facilities may also be disposed of in 2001. The Company believes that cash to be provided by the Company's operating activities together with borrowings available form the Company's revolving line of credit will be sufficient to fund its anticipated cash requirements for its present operations. Each of DVIBC and DFS has waived any default that may have existed at December 31, 2000 in any financial ratio or similar covenant in the Company's loan arrangements with them, and has agreed not to take action as a result of any such financial ratio or similar covenant default (or any other default that may subsequently occur as a result of any events or circumstances of which either DVIBC or DFS has knowledge and which constituted a default at December 31, 2000). The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate. The Company believes that these measures will enable it to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable.

                                            PART II - OTHER INFORMATION

              Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form  8-K
         ---------------------------------

              (a)  The Company filed a Current Report on Form
                   8-K with the Securities and Exchange
                   Commission on February 7, 2001.

                   (i)      Item 5. Other Events
                   (ii)     Item 7. Financial Statements and Exhibits
                                    (a) Press Release of HealthCare Integrated
                                    Services, Inc. dated February 6, 2001.

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

                                    HEALTHCARE INTEGRATED SERVICES,
                                    INC.
                                   (Registrant)

Date:  May 21, 2001                /s/ Elliott H. Vernon
                                   ---------------------
                                   Elliott H. Vernon
                                   Chairman of the Board and Chief Executive
                                   Officer
                                  (Principal Executive Officer)


Date:  May 21, 2001                /s/ Robert D. Baca
                                   ------------------
                                   Robert D. Baca
                                   President and Chief Operating Officer
                                   (Principal Financial and Accounting Officer)