Form 10-Q
period 2001-06-30
HEALTHCARE INTEGRATED SERVICES INC
filed 2001-08-20
CIK 878230

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

                        Commission file number 000-19636

                      HEALTHCARE INTEGRATED SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               22-3119929
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1040 BROAD STREET, SHREWSBURY, NEW JERSEY                             07702
-----------------------------------------                           ----------
 (Address of principal executive offices)                           (Zip Code)

                                 (732) 544-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING AT AUGUST 16, 2001
----------------------------                     ------------------------------
Common Stock, $.01 par value                            1,361,703 shares

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                          PAGE

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -

           June 30, 2001 (unaudited) and December 31, 2000                 3

           Condensed Consolidated Statements of Operations (unaudited)-

           Three and six months ended June 30, 2001 and 2000               4

           Condensed Consolidated Statements of Cash Flows (unaudited) -

           Six months ended June 30, 2001 and 2000                         5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of                        13
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About                  16
           Market Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                18

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
ASSETS                                                                      JUNE 30,2001     2000
                                                                            ------------  ------------
                                                                            (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                    $212,613     $482,239
   Accounts receivable - net                                                  11,636,921   10,657,418
   Loan receivable                                                                     -      186,410
   Due from International Commerce Exchange Systems ("ICES")                     570,954      517,021
   Prepaid expenses and other                                                    161,090       82,349
                                                                             -----------  -----------
                  Total current assets                                        12,581,578   11,925,437
                                                                             -----------  -----------
Property, Plant and Equipment - Net                                            6,706,475    6,999,570
                                                                             -----------  -----------
Other Assets:
   Due from officer                                                              264,125      264,125
   Deferred transaction and financing costs                                      161,195      116,896
   Other                                                                         181,933      178,637
   Investment in Atlantic Imaging Group, LLC ("AIG")                              53,205      188,360
                                                                             -----------  -----------
                  Total other assets                                             660,458      748,018
                                                                             -----------  -----------
Total Assets                                                                 $19,948,511  $19,673,025
                                                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                      $4,492,042   $3,727,465
   Dividends payable                                                           1,787,198    1,293,654
   Borrowings under revolving line of credit                                   2,859,431    3,015,924
   Current portion of capital lease obligations                                  773,405      556,967
   Current portion of note payable                                             1,657,508    1,811,580
   Income taxes payable                                                            6,020       10,020
                                                                             -----------  -----------
                  Total current liabilities                                   11,575,604   10,415,610
                                                                             -----------  -----------
Noncurrent Liabilities:
   Capital lease obligations                                                   4,214,476    4,053,783
   Note payable                                                                8,113,004    9,062,183
                                                                             -----------  -----------
                  Total noncurrent liabilities                                12,327,480   13,115,966
                                                                             -----------  -----------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, $.10 par value, 1,000,000 shares authorized:
      Series D 8% cumulative accelerating redeemable preferred stock,
      633.647 shares outstanding at June 30, 2001 and December 31, 2000,              63           63
      respectively ($10,500 per share liquidation preference)
   Common stock, $.01 par value:  50,000,000 shares authorized, 1,361,703         13,617       13,617
   outstanding  at June 30, 2001 and December 31, 2000, respectively
   Additional paid-in capital                                                 21,240,419   21,240,419
   Accumulated deficit                                                      (25,208,672)  25,112,650)
                                                                             -----------  -----------
                  Total stockholders' equity (Deficiency in net assets)      (3,954,573)  (3,858,551)
                                                                             -----------  -----------
Total Liabilities and Stockholders' Equity (Deficiency in net assets)        $19,948,511  $19,673,025
                                                                             ===========  ===========


     See accompanying notes to condensed consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------      -------------------------------
                                                          (UNAUDITED)                           (UNAUDITED)
                                                    2001                2000              2001              2000
                                                    ----                ----              ----              ----
Revenues                                              $4,552,105         $4,841,112       $8,532,422          $9,832,480
                                                      ----------         ----------       ----------          ----------
OPERATING EXPENSES:
   Salaries                                            1,396,573          1,517,248        3,023,363           3,118,550
   Other operating expenses                            1,387,690          1,473,157        2,713,977           3,031,337
   Provision for bad debts                               384,867            404,378          764,335             819,894
   Consulting and marketing fees                          56,371             15,152          102,803             155,148
   Professional fees                                     117,982             70,728          205,407             170,249
   Depreciation and amortization                         504,001            711,251          939,535           1,630,561
   Interest                                              532,681            598,659        1,068,781           1,218,844
   Gain on sale of property, plant and equipment               -                  -         (798,532)                  -
                                                      ----------         ----------       ----------          ----------
                                                       4,380,165          4,790,573        8,019,669          10,144,583
                                                      ----------         ----------       ----------          ----------
Income/(Loss) Before Minority Interests in
Joint Ventures and Income Taxes                          171,940             50,539          512,753           (312,103)
Equity (loss)/earnings in AIG                          (170,147)            259,899        (110,155)             274,229
Minority Interests in Joint Ventures                           -          (142,393)                -           (200,831)
                                                      ----------         ----------       ----------          ----------
Income(Loss) Before Income Taxes                           1,793            168,045          402,598           (238,705)
Income Tax Provision (Benefit)                             5,096             69,988            5,076            (21,554)
                                                      ----------         ----------       ----------          ----------
Net (Loss)/Income                                        (3,303)             98,057          397,522           (217,151)
Preferred Dividends                                      248,135            248,137          493,544             496,272
                                                      ----------         ----------       ----------          ----------
Net (Loss) Available to Common Shareholders           $(251,438)         $(150,080)        $(96,022)          $(713,423)
                                                      ==========         ==========        =========          ==========
Net (Loss) per Common Share - Basic                       $(.18)             $(.13)           $(.07)              $(.63)
                                                          ======             ======           ======              ======
Weighted Average Common Shares
   Outstanding - Basic                                 1,361,703          1,135,699        1,361,703           1,135,699
                                                       =========          =========        =========           =========
Net (Loss) per Common Share- Diluted                      $(.18)             $(.13)           $(.07)              $(.63)
                                                          ======             ======           ======              ======
Weighted Average Common Shares
   Outstanding - Diluted                               1,361,703          1,135,699        1,361,703           1,135,699
                                                       =========          =========        =========           =========


     See accompanying notes to condensed consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                   (Unaudited)
                                                                             2001              2000
                                                                             ----              ----
      Cash Flows From Operating Activities:
        Net (loss)/income available to common shareholders                     (96,022)        $(713,423)
        Adjustments to reconcile net income/(loss) available to
        common shareholders to net cash provided by operating
        activities:
             Depreciation and amortization                                      939,537         1,630,561
             Non-cash compensation charge                                             -            41,993
             Gain on sale of property, plant and equipment                    (798,532)                 -
             Interests in joint ventures                                        135,155            80,324
             Allowance for doubtful accounts                                  1,216,642         1,118,000
             Changes in Assets and Liabilities:
               Accounts receivable                                          (2,196,145)       (2,065,113)
               Due from ICES - Interest Income                                 (23,933)                 -
               Prepaid expenses and other                                      (78,741)         (140,700)
               Deferred taxes                                                         -          (49,742)
               Other                                                            (3,296)            73,578
               Accounts payable and accrued expenses                            764,577         1,527,518
               Preferred dividends payable                                      493,544
               Income taxes payable                                             (4,000)           (6,475)
               Deferred transaction and financing costs                        (44,299)         (130,374)
                  Net cash provided by operating activities                     304,487         1,231,147
                                                                            -----------       -----------
      Cash Flows from Investing Activities:
            Loan payments from the buyers of the Wayne facility                 186,410                 -
            Due from ICES - principal                                          (30,000)                 -
            Proceeds from the Beran Entities                                          -            50,411
            Purchases of property, plant and equipment                          (8,861)          (30,988)
            Proceeds from sale of property, plant and equipment net             804,113                 -
            of closing costs
                                                                            -----------       -----------
                  Net cash provided by investing activities                     951,662            19,423
                                                                            -----------       -----------
      Cash Flows from Financing Activities:
            (Payments) Borrowings against the revolving line of               (156,493)           174,469
            credit
            Payments on capital lease obligations                             (266,031)         (434,662)
            Payments on note payable                                        (1,103,251)       (1,118,960)
                                                                            -----------       -----------
                  Net cash used in financing activities                     (1,525,775)       (1,646,229)
                                                                            -----------       -----------

        Decrease in cash and cash equivalents                                 (269,626)         (395,659)
        Cash and cash equivalents at beginning of period                        482,239           645,389
                                                                            -----------       -----------
        Cash and cash equivalents at end of period                             $212,613          $249,730
                                                                            ===========       ===========

      Supplemental Cash Flow Information:

        Interest paid during the period                                      $1,075,431        $1,217,157
                                                                             ==========        ==========
        Income taxes paid during the period                                      $9,280           $29,795
                                                                            ===========       ===========

      Supplemental Schedule of Non-Cash Investing and Financing
      Activities:

        Non-cash proceeds in connection with the sale of property,
        plant and equipment                                                     $48,000                -
                                                                            ===========       ===========
        Capital leases principally for medical equipment                       $643,162        $1,594,211
                                                                            ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

              HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the related statements of operations and cash flows for the periods ended June 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001 or any other period. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2. - BASIC AND DILUTED NET LOSS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing
(loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method").

For the three and six months ended June 30, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently, there were no differences between basic and diluted EPS for these periods.

NOTE 3. - BORROWINGS

NOTES PAYABLE

In January 2001, in an effort to improve the Company's working capital position, the Company renegotiated the terms of its notes payable with DVI Financial Services, Inc. ("DFS"), the outstanding balances of which aggregated $10,324,538 at December 31, 2000 (the "DFS Bridge Loan"). Prior to this renegotiation, the repayment date of the DFS Bridge Loan was May 1, 2004, with principal and interest (at the rate of 12% per annum) payments of $308,000 due monthly throughout the remaining term of the DFS Bridge Loan.

As a result of the renegotiation in January 2001, the DFS Bridge Loan is now evidenced by three separate notes with differing interest rates (ranging from 12% to 13%): (i) a note representing the principal amount of $2,352,507 (as at December 31, 2000) with payments over sixty months, through December 2005, as follows: no payments due in months one, two and three (i.e., January, February and March 2001), monthly principal and interest payments of $24,417 in months four through twelve (i.e., April through December 2001), monthly principal and interest payments of $39,993 in months thirteen through twenty-four (i.e., January through December 2002) and monthly principal and interest payments $75,817 in months twenty-five through sixty (i.e., January 2003 through December
2005); (ii) a second note representing the principal amount of $2,352,507 (as at December 31, 2000) with payments over sixty months, through December 2005, as follows: no payments due in months one, two and three (i.e., January, February and March 2001), monthly principal and interest payments of $24,415 in months four through twelve (i.e., April through December 2001), monthly principal and interest payment of $39,663 in months thirteen through twenty-four (i.e., January through December 2002) and monthly principal and interest payments of $75,189 in months twenty-five through sixty (i.e., January 2003 through December
2005); and (iii) a note representing the principal amount of $5,619,524 (as at December 31, 2000) with monthly principal and interest payments of $167,749 due in each of 41 months through May 2004.

In January 2001, the Company also issued a secured promissory note payable to DFS for $549,225 (bearing interest at the rate of 10% per annum) in payment of certain past due leases and DFS Bridge Loan obligations. At December 31, 2000, this indebtedness was included in the current portion of notes payable. In March 2001, this note was paid in full.

Notes payable at June 30, 2001 is as follows:


                                                 DFS BRIDGE LOAN
                                 --------------------------------------------
                                    NOTE (i)        NOTE (ii)      NOTE (iii)      SECURED NOTE        TOTAL
                                 -----------       ----------      ----------     -------------      -----------
Balance, December 31, 2000        $2,352,507       $2,352,507      $5,619,524          $549,225      $10,873,763
Interest Accrued to Principal        140,724          137,424         320,214                 -          598,362
Principal Payments                    73,253           72,645       1,006,490           549,225        1,701,613
                                 -----------       ----------      ----------     -------------      -----------
Balance, June 30, 2001            $2,419,978       $2,417,286      $4,933,248     $           -       $9,770,512
                                 ===========       ==========      ==========     =============      ===========


REVOLVING LINE OF CREDIT

Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. The maximum amount available under this credit facility is currently $4.0 million with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the revolving line of credit bear interest at the rate of 3% over the prevailing prime lending rate and was repayable on May 26, 2001. The term of this credit facility was extended until July 25, 2001 and further extended until September 30, 2001. The Company is currently renegotiating the term of this credit facility. At June 30, 2001, the Company had $2,859,431 of borrowings under this credit facility.

NOTE 4. - SIGNIFICANT TRANSACTIONS

DISPOSITIONS

On March 5, 2001, the Company sold certain assets including medical and office equipment relating to its diagnostic imaging facility located in the Rittenhouse Square of Philadelphia, Pennsylvania to Rittenhouse Imaging Center, L.P. The cash sales price of the assets sold was $800,000, which was paid to the Company at the closing. Under the terms of the sale, as contingent payments, the Company is also entitled to receive 25% of the revenue generated by the facility that exceeds $250,000 in any quarter, up to a maximum of $700,000. However, if the purchaser renovates the facility for the purpose of removing and repairing certain medical equipment, it shall be entitled to a credit against the contingent payments. The results of operations for the six months ended June 30, 2001 include a gain on the sale of assets of $751,000.

In November 2000, the Company sold certain of its assets relating to its diagnostic imaging facility in Brooklyn, New York. At the time of the sale, the Company retained the magnetic resonance imaging ("MRI") equipment and related furniture, fixtures and other equipment. During the first quarter of 2001, the Company subsequently sold the MRI equipment located in Brooklyn to an unaffiliated third party and recorded a gain on the sale of $48,000.

CANCELLED ACQUISITION

In April 2001, the Company announced that, as a result of a restructuring of Pavonia Medical Associates, P.A. ("PMA") into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP"), the management services organization that managed PMA, nor would it continue to provide management services to PMA as a single provider entity. In lieu of this global management agreement, the Company has entered into administrative services agreements with several of the smaller specialty physician practice groups, one of which is a related party, formed as a result of the restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of the restructuring of PMA. The Company is also negotiating similar administrative services agreements with these other physician practice groups. In addition, the Company expects to acquire PMA's diagnostic imaging facility located at its principal offices in Jersey City, New Jersey, which the Company is currently leasing, in exchange for certain management fees and other liabilities owed to the Company by PMA. As a result of the restructuring, the Company's merger agreement and multi-year administrative services agreement with PMA have been terminated.

On June 4, 2001, JIHP filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company is a guarantor of a $1.0 million loan of with a balance of $300,000 from DFS to JIHP. The Company had previously reached agreement with PMA and each physician stockholder of PMA that, to the extent that the Company is or becomes liable in respect of any obligation or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agrees to indemnify and hold the Company harmless from and against any and all such liabilities and obligations. The Company has not accrued any liabilities as a result of this guarantee. The Company expects that this loan will be satisfied through the collection of certain receivables and/or the personal guarantees of physician stockholders of PMA.

PROPOSED TRANSACTION

On September 26, 2000, the Company executed an amended letter of intent with MedicalEdge Technologies, Inc., an acute care/physician services e-commerce healthcare company ("MedicalEdge"), with respect to its acquisition, by way of reverse merger (the "Merger"), of the Company. The Merger, when completed, will reorient part of the Company's focus to the provision of healthcare and related services through the Internet. MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc. ("ICES"). The Company is currently finalizing the terms of the Merger agreement.

In conjunction with the execution of the letter of intent with MedicalEdge, the Company raised $500,000 through an agreement to sell 226,004 shares of Common Stock (constituting approximately 19.9% of the outstanding Common Stock before such sale) to Lindsay Rosenwald, M.D. d/b/a Huntington Street Company, and VentureTek L.P. for a per share purchase price of $2.212 for the purpose of the MedicalEdge transaction. Additional shares may be issued to these purchasers in accordance with the related purchase agreement. The proceeds of this sale were loaned to ICES in accordance with the letter of intent (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger. The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the letter of intent with MedicalEdge; provided, however, that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million. In addition, if the Merger has not been consummated prior to the 180th day after the execution of the letter of intent with MedicalEdge and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES, and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES. The Company and ICES have agreed to extend the term of the ICES Loan to December 31, 2001 in conjunction with the finalization of the Merger agreement.

In May 2001, the Company, through Helios Ventures, Inc., a joint venture together with MedicalEdge and IntelliCom International, Ltd., ("IntelliCom") commenced negotiations to purchase the assets of Helios Health, Inc., a company that, prior to filing for protection under Chapter 7 of the United States Bankruptcy Code, had operated the largest network of healthcare-focused, physician practice-located kiosks in the United States. In connection with this contemplated acquisition and the Merger, the Company agreed to loan to ICES through a Convertible Revolving Promissory Note ("Convertible Note") an amount of up to $150,000 with an interest rate of ten percent (10%) per annum of which $30,000 had been advanced as of June 30, 2001. The outstanding principal and interest of the Convertible Note is due and payable in May 2002. The Convertible Note further provides that if the Merger does not occur on or prior to December 31, 2001, the principal amount of the Convertible Note, and any accrued but unpaid interest thereon, may, at the option of the Company, be repaid in cash or be converted into such number of shares ("Conversion Shares") of common stock of MedicalEdge, equal to the quotient obtained by dividing (i) the outstanding principal amount of the Convertible Note by (ii) eighty percent (80%) of the lowest price per share at which MedicalEdge sold its shares in any "Offering" (as defined in the Convertible Note) after the issuance of the Convertible Note and prior to the conversion thereof.

OTHER MATTERS

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

NOTE 5. - LEASE OBLIGATIONS

During the six months ended June 30, 2001, the Company entered into a capital lease agreement with DFS for certain diagnostic imaging equipment. The lease commenced on June 22, 2001 and terminates on July 22, 2006:

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

The following table shows net revenues and operating income by industry segment for the six month period ended June 30, 2001 and June 30, 2000. Assets are not identified by industry segment. Operating income consists of revenues less direct operating expenses. All corporate operating expenses have been allocated to the diagnostic imaging segment:

                                             Three Months         Six Months
                                                 Ended               Ended
                                             JUNE 30, 2001       JUNE 30, 2001
                                             --------------      -------------
                                               (Unaudited)        (Unaudited)
    Net revenues:
         Diagnostic imaging                    $4,496,134          $8,436,441
         Physician management/consulting
          and clinical research                    55,971              95,981
                                              -----------          ----------
         Total                                 $4,552,105          $8,532,422
                                               ==========          ==========
    Operating income/(loss):
         Diagnostic imaging                      $240,751            $667,678
         Physician management/consulting
          and clinical research                   (68,811)           (154,925)
                                                 --------            --------
         Total                                   $171,940            $512,753
                                                 ========            ========

NOTE 7. - OTHER TRANSACTIONS

MEDICAL BILLING SERVICES

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

NOTE 8. - SUBSEQUENT EVENT

JOINT VENTURE

On July 23, 2001, Helios Ventures, Inc. ("Helios"), a joint venture formed by and among the Company, MedicalEdge and IntelliCom, acquired the assets of Helios Health, Inc., which was under protection under Chapter 7 of the United States Bankruptcy Code. The Company, which is finalizing its Merger agreement with MedicalEdge, acquired 40% of the common stock of Helios in the transaction. Helios intends to operate the largest network of healthcare-focused kiosks in the United States, which are presently installed in nearly 1,400 doctor's office waiting rooms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements can generally be identified by the use of such terms as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," or similar variations or the negative thereof. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner including the integration of acquisitions, risks associated with the Company's need to refinance certain near-term debt maturities, risks regarding currently unforeseen competitive pressures affecting participants in the health care market and risks affecting the Company's industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and technological changes. In addition, the Company's business, operations and financial conditions are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001, the company reported net income of $398,000 as compared to a net loss of $217,000 for the similar period in 2000. During each of the six-month periods in 2001 and 2000, the Company recorded dividends to preferred stockholders of $494,000 and $496,000, respectively, resulting in net losses applicable to common stockholders of $96,000, or $0.07 per share, in 2001, and $713,000, or $0.63 per share, in 2000.

The Company's total revenue decreased by $1.3 million, or 13.2%, to $8.5 million from $9.8 million for the six months ended June 30, 2001 and 2000, respectively. The net decrease in revenue was primarily attributable to (i) the elimination of $2.0 million in revenue generated in fiscal 2000 at the Company's former facilities in Brooklyn, Wayne, and Rittenhouse Square, which facilities were sold in November 2000, December 2000 and March 2001, respectively; (ii) an increase of $500,000 in revenue at the Pavonia diagnostic imaging facility; and
(iii) an increase of $200,000 in revenue at the other New Jersey facilities.

During the six-month period ended June 30, 2001, total operating expenses, excluding gain on the sale of assets, was $8.8 million as compared to a $10.1 million in the comparable period in 2000, a decrease of $1.3 million, or 13.1%. This net decrease is primarily comprised of (i) decreases of $700,000 and $500,000 in depreciation and amortization and other operating expenses, respectively, resulting from the sale of the Brooklyn, Wayne and Rittenhouse facilities; (ii) an increase of $100,000 in other operating expenses relating to the Pavonia facility; (iii) an increase of $100,000 in other operating expenses representing fees paid for outsourced medical billing operations; (iv) a decrease of $100,000 in salaries resulting from staff reductions; and (v) a reduction in interest expense of $150,000 relating to reduced balances of outstanding obligations and the renegotiation of capital lease obligations.

During the first quarter ended March 31, 2001, the Company sold certain assets, including medical office equipment relating to its diagnostic imaging facility located at Rittenhouse Square. During the first quarter of 2001, the Company also sold certain assets relating to its former facility in Brooklyn, which was sold in November 2000. Results of operations for the six-month period ended June 30, 2001 includes gain on the sale of assets of $800,000 relating to the disposition of these assets.

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

For the three months ended June 30, 2001,the company reported a net loss of $3,000 as compared to net income of $98,000 for the similar period in 2000. During each of the three-month periods in 2001 and 2000, the Company recorded dividends to preferred stockholders of $248,000, resulting in net losses applicable to common stockholders of $251,000, or $0.18 per share, in 2001, and $150,000, or $0.13 per share, in 2000.

The Company's total revenue decreased by $300,000, to $4.5 million from $4.8 million for the three months ended June 30, 2001 and 2000, respectively. The decrease in revenue is net of an adjustment of $600,000 relating to the elimination of excess contractual charges and customer credit balances. Before effect of this adjustment, the Company's total revenue decreased by $900,000, to $3.9 million from $4.8 million, a reduction of 17.9%. The $900,000 decrease was primarily attributable to the elimination of $1.1 million in revenue generated in fiscal 2000 at the Company's former facilities in Brooklyn, Wayne, and Rittenhouse Square, which decrease was partly offset by an increase of $200,000 in revenue at the Pavonia diagnostic imaging facility.

In connection with the Company's outsourcing of its medical billing function, all patient services occurring after March 31, 2001 are billed to insurance companies, patients and other payors utilizing the outsourced billing service. Payments on account for patient balances as of March 31, 2001 are retained and serviced through the Company's former billing system. Subsequent to the transfer of the billing function, and commensurate with the servicing of the pre-April 1, 2001 accounts, the Company discovered select accounts with erroneous credit balances or duplicate contractual billing reductions that were generated as a result of a software programming error. In the latter part of the second quarter of 2001, the Company retained a software specialist to quantify the effect of these excess charges and credits. As a result of the software specialist's findings, the Company recorded an adjustment of $600,000, representing the amount pertaining to the reduction in excess contractual charges and the elimination of credit balance customer accounts.

During the three-month period ended June 30, 2001, total operating expenses decreased by $400,000, or 8.6%, to $4.4 million from $4.8 million in the comparable period in fiscal 2000. This decrease is primarily comprised of (i) decreases of $200,000 and $300,000 in depreciation and amortization and other operating expenses, respectively, resulting from the sale of the Brooklyn, Wayne and Rittenhouse facilities; (ii) an increase of $100,000 in other operating expenses relating to the Pavonia facility; (iii) an increase of $100,000 in other operating expenses representing fees paid for outsourced medical billing operations; (iv) a decrease of $100,000 in salaries resulting from staff reductions; and (v) a reduction in interest expense of $66,000 relating to reduced balances of outstanding obligations and the renegotiation of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Over the past few years, the Company's results of operations have been negatively impacted by several developments in the health care field. Among other things, the trend in the industry towards managed care and health maintenance organizations has resulted in lower reimbursement rates for medical procedures, including diagnostic imaging, and an increased demand for lower overall health care costs. The Company is addressing this trend by actively pursuing contracts for its diagnostic imaging operations that contain favorable reimbursement rates and eliminating agreements with payors who have reduced reimbursement rates significantly below the current Medicare fee schedule. The Company's revenues from its diagnostic imaging operations, primarily those New Jersey facilities acquired in October 1998, have also been adversely affected by the New Jersey Automobile Cost Reduction Act of 1998, which was implemented in the second quarter of fiscal 1999. This Act requires the pre-certification of MRI and other diagnostic imaging procedures reimbursable through automobile insurance carriers before each procedure is performed. This requirement has caused delays and decreases in MRI and other diagnostic imaging referrals during the latter half of fiscal 2000 and continued through the six months ended June 30, 2001 at various of the Company's New Jersey facilities.

Although the Company has implemented various measure to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure.com in January 2000, these efforts were not sufficient to eliminate the Company's operating losses. Accordingly, during the latter part of 2000 and the first half of 2001, the Company took a number of additional steps to further strengthen its cost structure and eliminate its least profitable operations. Among the actions taken by the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operation in March 2001 and the renegotiation of certain of its credit facilities and leasing arrangements.

In January 2001, in an effort to improve the Company's working capital position, the Company renegotiated the terms of it notes payable with DVI Financial Services, Inc. ("DFS"), the outstanding balances of which aggregated $10.3 million at December 31, 2000 (the "DFS Bridge Loan"). Prior to this renegotiation, the payment date of the DFS Bridge Loan was May 1, 2004, with principal and interest (at the rate of 12% per annum) payments of $308,000 due monthly throughout the remaining term of the DFS Bridge Loan.

As a result of the renegotiation in January 2001, the DFS Bridge Loan is now evidenced by three separate notes with differing interest rates (ranging from 12% to 13%) and extended the maturing date for the two of the three notes (to December 31, 2005). Under the terms of the DFS Bridge Loan restructuring, no payments of principal and interest were due for the first quarter of 2001.

Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company. The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital. The maximum amount available under this credit facility is currently $4.0 million with advances limited to 75% of eligible accounts receivable, as determined by DVIBC. Borrowings under the revolving line of credit bear interest at the rate of 3% over the prevailing prime lending rate and was repayable on May 26, 2001. The term of this credit facility was extended until July 25, 2001 and further extended until September 30, 2001. The Company is currently renegotiating the term of this credit facility. At June 30, 2001, the Company had $3.0 million of borrowings under this credit facility.

As of June 30, 2001, the Company had a cash balance of $200,000 a net decrease of $300,000 as compared to the prior year.

During this period, the Company generated $300,000 from operating activities, as compared to $1.2 million of cash generated from operating activities during the comparable period in fiscal 2000. Net cash provided by operating activities included $800,000 of proceeds received from the sale of assets.

Cash flows provided by investing activities was $1.0 million, which related to
(i) proceeds received by the Company from the sale of property, plant and equipment of $800,000, relating to the Rittenhouse and Brooklyn facilities and
(ii) collection of a $200,000 loan receivable due at December 31, 2000 relating to the sale of the Wayne facility.

During the six month period ended June 30, 2001, the Company utilized $1.5 million of cash in its financing activities which is comprised of (i) payments of $1.1 million pertaining to the DFS Bridge Loan, (ii) payments of $266,000 on capital lease obligations and (iii) payments of $156,000 with respect to the Company's revolving line of credit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HEALTHCARE INTEGRATED SERVICES, INC.
                             (Registrant)

Date: August 20, 2001        /s/ Elliott H. Vernon
                             ------------------------------------------
                             Elliott H. Vernon
                             Chairman of the Board and Chief Executive Officer