Form 10-Q
period 2001-09-30
HEALTHCARE INTEGRATED SERVICES INC
filed 2001-11-19
CIK 878230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2001
Common Stock, $.01 par value	1,361,703 shares

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$421,273	$482,239
Accounts receivable – net	10,094,316	10,657,418
Loan receivable	-	186,410
Due from International Commerce Exchange Systems, Inc.	655,011	517,021
Prepaid expenses and other	148,093	82,349
Total current assets	11,318,693	11,925,437
Property, Plant and Equipment – Net	5,929,297	6,999,570
Other Assets:
Due from officer	264,125	264,125
Deferred transaction and financing costs	187,266	116,896
Other	188,383	178,637
Investment in Atlantic Imaging Group, LLC ("AIG")	81,573	188,360
Total other assets	721,347	748,018
Total Assets	$17,969,337	$19,673,025

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,162,049	$3,727,465
Dividends payable	2,038,060	1,293,654
Borrowings under revolving line of credit	3,037,046	3,015,924
Current portion of capital lease obligations	1,410,682	556,967
Current portion of note payable	1,802,095	1,811,580
Income taxes payable	3,517	10,020
Total current liabilities	13,453,449	10,415,610
Noncurrent Liabilities:
Capital lease obligations	2,912,863	4,053,783
Note payable	7,618,053	9,062,183
Total noncurrent liabilities	10,530,916	13,115,966
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized: Series D 8% cumulative accelerating redeemable preferred stock, 633.647 shares outstanding at September 30, 2001 and December 31, 2000, respectively ($10,500 per share liquidation preference)	63	63
Common stock, $.01 par value: 50,000,000 shares authorized, 1,361,703 outstanding at September 30, 2001 and December 31, 2000, respectively	13,617	13,617
Additional paid-in capital	21,240,419	21,240,419
Accumulated deficit	(27,269,127)	(25,112,650)
Total stockholders' equity (Deficiency in net assets)	(6,015,028)	(3,858,551)
Total Liabilities and Stockholders' Equity (Deficiency in net assets)	$17,969,337	$19,673,025

See accompanying notes to condensed consolidated financial statements.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2001	2000	2001	2000
Revenues	$2,332,941	$3,940,262	$10,865,363	$13,772,742
Operating Expenses:
Salaries	1,409,310	1,716,570	4,432,673	4,835,120
Other operating expenses	1,259,303	1,154,668	3,906,279	4,186,005
Provision for bad debts	417,179	386,209	1,181,514	1,206,103
Consulting and marketing fees	57,347	14,278	160,150	169,426
Professional fees	180,244	121,633	385,651	291,882
Depreciation and amortization	446,532	700,504	1,386,067	2,331,065
Interest	524,888	610,626	1,593,669	1,829,470
Gain on sale of property, plant and equipment	(67,001)	-	(798,532)	-
Total Operating Expenses	4,227,802	4,704,488	12,247,471	14,849,071
Loss Before Minority Interests in Joint Ventures and Income Taxes	(1,894,861)	(764,226)	(1,382,108)	(1,076,329)
Equity (loss)/earnings in AIG	85,368	127,537	(24,787)	401,766
Minority Interests in Joint Ventures	-	(93,113)	-	(293,944)
Loss Before Income Taxes	(1,809,493)	(729,802)	(1,406,895)	(968,507)
Income Tax Provision	100	1,340,091	5,176	1,318,537
Net Loss	(1,809,593)	(2,069,893)	(1,412,071)	(2,287,044)
Preferred Dividends	250,862	250,861	744,406	747,133
Loss Available to Common Shareholders	$(2,060,455)	$(2,320,754)	$(2,156,477)	$(3,034,177)
Loss per Common Share - Basic	$(1.51)	$(1.88)	$(1.58)	$(2.60)
Weighted Average Common Shares Outstanding - Basic	1,361,703	1,231,505	1,361,703	1,167,867
Loss per Common Share- Diluted	$(1.51)	$(1.88)	$(1.58)	$(2.60)
Weighted Average Common Shares Outstanding - Diluted	1,361,703	1,231,505	1,361,703	1,167,867

See accompanying notes to condensed consolidated financial statements.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	(Unaudited)
	2001	2000
Cash Flows From Operating Activities:
Net loss available to common shareholders	$(2,156,477)	$(3,034,177)
Adjustments to reconcile net loss available to common shareholders to net cash provided by operating activities:
Depreciation and amortization	1,386,067	2,331,064
Gain on transfer of capital lease	(67,001)	-
Non-cash compensation charge	-	48,978
Gain on sale of property, plant and equipment	(798,532)	-
Interests in joint ventures	106,787	145,901
Allowance for doubtful accounts	1,848,013	1,676,000
Changes in Assets and Liabilities:
Accounts receivable	(1,284,911)	(2,341,015)
Due from ICES – Interest Income	(40,490)	(4,882)
Prepaid expenses and other	(65,744)	(54,771)
Deferred taxes	-	1,301,482
Goodwill	-	(135,000)
Other	(9,746)	109,793
Accounts payable and accrued expenses	1,434,584	1,021,016
Preferred dividends payable	744,406	1,293,654
Income taxes payable	(6,503)	(6,475)
Deferred transaction and financing costs	(70,370)	(170,158)
Net cash provided by operating activities	1,020,083	2,181,410
Cash Flows from Investing Activities:
Loan payments from the buyers of the Wayne facility	186,410	-
Due from ICES – principal	(97,500)	(500,000)
Proceeds from the Beran Entities	-	50,411
Purchases of property, plant and equipment	(122,405)	(48,111)
Proceeds from sale of property, plant and equipment net of closing costs	804,113	-
Net cash provided by (used in) investing activities	770,618	(497,700)
Cash Flows from Financing Activities:
Borrowings against the revolving line of credit	21,122	335,145
Proceeds from sale of stock	-	500,000
Payments on capital lease obligations	(419,174)	(725,284)
Distributions to limited partners of joint ventures	-	(329,527)
Payments on note payable	(1,453,615)	(1,703,995)
Net cash used in financing activities	(1,851,667)	(1,923,661)

Decrease in cash and cash equivalents	(60,966)	(239,951)
Cash and cash equivalents at beginning of period	482,239	645,389
Cash and cash equivalents at end of period	$421,273	$405,438
Supplemental Cash Flow Information:
Interest paid during the period	$1,605,945	$1,819,491
Income taxes paid during the period	$12,049	$29,903
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-cash proceeds in connection with the sale of property, plant and equipment	$115,001	-
Capital leases principally for medical equipment	$643,162	$2,134,164

See accompanying notes to condensed consolidated financial statements.

HEALTHCARE INTEGRATED SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been omitted from the accompanying interim consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the related statements of operations and cash flows for the periods ended September 30, 2001 and 2000.  The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001 or any other period.  The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10–K for the year ended December 31, 2000.

The Company has a deficiency in net assets attributable primarily to the cash operating losses and the write-off of certain intangible assets and deferred costs.  Management has introduced, and continues to introduce, various measures to reduce operating expenses and increase revenues.  The Company believes that cash to be provided by the Company's operating activities, together with borrowings available from the Company's revolving line of credit, will be sufficient to fund its anticipated cash requirements for its present operations.  The Company is also prepared to adopt additional expense reduction measures if its estimates as to its cash requirements and satisfaction thereof prove to be inaccurate.

Note 2. – Basic and Diluted Net Loss Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the "treasury stock method").

For the three and nine months ended September 30, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive.  These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.  Consequently, there were no differences between basic and diluted EPS for these periods.

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

Notes payable at September 30, 2001 are as follows:

	DFS Bridge Laon
	Note (i)	Note (ii)	Note (iii)	Secured Note	Total
Balance, December 31, 2000	$2,352,507	$2,352,507	$5,619,524	$549,225	$10,873,763
Interest Accrued to Principal	218,841	213,651	464,647	-	897,139
Principal Payments	146,503	145,289	1,509,737	549,225	2,350,754
Balance, September 30, 2001	$2,424,845	$2,420,869	$4,574,434	$-	$9,420,148

Revolving Line of Credit

Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company.  The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital.  The maximum amount available under this credit facility is currently $4.0 million with advances limited to 75% of eligible accounts receivable, as determined by DVIBC.  Borrowings under the revolving line of credit bear interest at the rate of 3% over the prevailing prime lending rate and currently is repayable on December 15, 2001.  At September 30, 2001, the Company had $3,037,046 of borrowings under this credit facility.

Note 4. – Significant Transactions

Dispositions

On July 31, 2001, the Company transferred the magnetic resonance imaging (“MRI”) equipment located in its Edgewater facility to an unaffiliated third party, Pennsylvania Open MRI of Roosevelt Plaza, L.P. (“Pennsylvania Open”), in connection with its planned closing of the Edgewater facility on September 30, 2001.  Under the terms of the transfer, Pennsylvania Open assumed, as of July 31, 2001, the Company’s remaining capital lease obligations for the MRI equipment in the amount of $511,000, without recourse to the Company, resulting in a gain on the transfer of the capital lease of $67,000.  The Company, however, retained the right to utilize the MRI equipment until September 30, 2001, on which date the Edgewater facility was closed and the MRI equipment was removed from the premises.  The closure of the Edgewater facility resulted in a $28,000 charge to operations during the quarter ended September 30, 2001, primarily relating to the write-off of leasehold improvements.  During the quarter ended December 31, 2000, the Company had recorded a charge of $272,000 with respect to the recurring lease payments under the Edgewater facility lease in connection with the then planned closing of this facility.

During the latter part of the second quarter of fiscal 2001, the Company discontinued its MRI operations at its Lower Manhattan facility.  The Company had contemplated discontinuing its operations at this facility during the fourth quarter of 2000 and had recorded a reserve for expected shutdown expenses of $400,000 at December 31, 2000.  The Company believes that the previously recorded reserve will cover expected future costs, including obligations under its facility lease, which extends until January 31, 2010.  The Company is actively pursuing an early termination of this facility lease and expects to reach a definitive agreement with the landlord by the end of the fourth quarter of 2001.

On March 5, 2001, the Company sold certain assets including medical and office equipment relating to its diagnostic imaging facility located in the Rittenhouse Square of Philadelphia, Pennsylvania to Rittenhouse Imaging Center, L.P.  The cash sales price of the assets sold was $800,000, which was paid to the Company at the closing.  Under the terms of the sale, as contingent payments, the Company is also entitled to receive 25% of the revenue generated by the facility that exceeds $250,000 in any quarter, up to a maximum of $700,000.  However, if the purchaser renovates the facility for the purpose of removing and repairing certain medical equipment, it shall be entitled to a credit against the contingent payments.  The results of operations for the nine months ended September 30, 2001 include a gain on the sale of assets of $751,000.  To date, the Company has not received any contingent payments.

In November 2000, the Company sold certain of its assets relating to its diagnostic imaging facility in Brooklyn, New York.  At the time of the sale, the Company retained the MRI equipment and related furniture, fixtures and other equipment.  During the first quarter of 2001, the Company subsequently sold the MRI equipment located in Brooklyn to an unaffiliated third party and recorded a gain on the sale of $48,000.

Cancelled Acquisition

In April 2001, the Company announced that, as a result of a restructuring of Pavonia Medical Associates, P.A. ("PMA") into several smaller specialty physician practice groups, it would no longer proceed with its acquisition of Jersey Integrated HealthPractice, Inc. ("JIHP"), the management services organization that managed PMA, nor would it continue to provide management services to PMA as a single provider entity.  In lieu of this global management agreement, the Company had entered into administrative services agreements with several of the smaller specialty physician practice groups formed as a result of the restructuring of PMA as well as exclusive three to five-year agreements to arrange and coordinate clinical research trials on behalf of these groups and the other physician practice groups formed as a result of the restructuring of PMA.  However, effective October 1, 2001, as a result of the unprofitability of the Company’s physician management and consulting operations, it ceased these operations and terminated these administrative services agreements.  In connection with the difficulties encountered by the Company in its physician management and consulting operations in fiscal 2000, the Company wrote off all of its assets pertaining to these operations in the fourth quarter of fiscal 2000.  Accordingly, the Company does not expect to incur any additional costs in connection with the cessation of these operations.  The Company is currently subleasing the diagnostic imaging facility located at PMA’s former principal offices in Jersey City, New Jersey.  The Company expects to acquire the diagnostic imaging equipment at this facility from JIHP in the bankruptcy proceedings discussed below.

On June 4, 2001, JIHP filed for protection under Chapter 11 of the United States Bankruptcy Code.  The Company is a guarantor of a $1.0 million loan, with a balance of $300,000 at September 30, 2001, from DFS to JIHP.  The Company had previously reached agreement with PMA and each physician stockholder of PMA that, to the extent that the Company is or becomes liable in respect of any obligation or other liability or obligation of either PMA or JIHP, and the acquisition by the Company of 100% of the outstanding capital stock of JIHP is not consummated, then PMA and each physician stockholder of PMA agree to indemnify and hold the Company harmless from and against any and all such liabilities and obligations.  The Company has not accrued any liabilities as a result of this guarantee.  The Company expects that this loan will be satisfied through the collection of certain receivables and/or the personal guarantees of the physician stockholders of PMA.

Proposed Transaction

On September 26, 2000, the Company executed an amended letter of intent with MedicalEdge Technologies, Inc., an acute care/physician services e-commerce healthcare company ("MedicalEdge"), with respect to its acquisition, by way of reverse merger (the "Merger"), of the Company.  MedicalEdge is currently an indirect subsidiary of International Commerce Exchange Systems, Inc., a “Silicon Alley” based Internet services and technology holding company ("ICES").  The Merger, when completed, will reorient part of the Company's focus to the provision of healthcare and related services through the Internet and will provide for the sale and disposition of all or a portion of the Company’s diagnostic imaging business.  Among other things, the Merger is subject to the approval of the Company’s stockholders.  The Company is currently negotiating the definitive terms of the merger agreement.  It is expected that the merger consideration to be payable to the MedicalEdge shareholders will equal, in the aggregate, 67% of the issued and outstanding common stock of the Company immediately after the Merger (after giving effect to the consummation of all of the transactions contemplated by the Merger, including the disposition of the Company’s diagnostic imaging business).  During the period subsequent to the execution of the MedicalEdge letter of intent, the Company’s diagnostic imaging operations have continued to encounter an adverse operating environment.  In anticipation of the completion of the Merger, the Company has begun to explore the sale of its remaining diagnostic imaging operations.  However, given the recent performance of these operations and the substantial debt associated with these operations, the failure of several public diagnostic imaging companies and the constrained lending environment, the Company expects that completion of the disposition of its diagnostic imaging operations will be more difficult than previously expected.  This expectation has been supported by recent discussions with potential interested parties, none of which have indicated a willingness to acquire the diagnostic imaging operations subject to all of its related debt.

In conjunction with the execution of the letter of intent with MedicalEdge, the Company raised $500,000 through an agreement to sell 226,004 shares of Common Stock (constituting approximately 19.9% of the outstanding Common Stock before such sale) to Lindsay Rosenwald, M.D. d/b/a Huntington Street Company, and VentureTek L.P. for a per share purchase price of $2.212 for the purpose of the MedicalEdge transaction.  These purchasers are also entitled to additional shares (or a cash payment or promissory note from the Company) under terms of the related purchase agreement.  The proceeds of this sale were loaned to ICES in accordance with the letter of intent (the "ICES Loan") for the development of the business, products and services to be operated, owned and provided by the surviving company after the Merger.  The outstanding principal and accrued interest of the ICES Loan is payable in full in cash on or prior to the earlier of the 30th day after the closing of the Merger and the 180th day after the execution of the letter of intent with MedicalEdge; provided, however,that if the Merger has not been consummated prior to such 180th day and MedicalEdge is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of the Company's inability or refusal to proceed, then in lieu of such cash repayment, the Company shall be issued class A common stock of ICES having an aggregate value equal to such repayment, based upon an ICES valuation of $500 million.  In addition, if the Merger has not been consummated prior to the 180th day after the execution of the letter of intent with MedicalEdge and the Company is using its reasonable efforts in good faith to close the Merger, and the Merger is not consummated as a consequence of MedicalEdge's inability or refusal to proceed, then the Company shall have the option to receive either repayment of the ICES Loan in full in cash or class A common stock of ICES, and MedicalEdge shall reimburse the Company its actual out-of-pocket expenses incurred in connection with the Merger, up to an aggregate of $200,000, one-half of which reimbursement shall consist of cash and one-half of which shall consist of class A common stock of ICES.  The Company and ICES have agreed to extend the term of the ICES Loan to March 31, 2002 in conjunction with the finalization of the merger agreement.

Joint Venture

On July 23, 2001, Helios Ventures, Inc. (“Helios”), a joint venture owned 40% by the Company, 40% by MedicalEdge and 20% by an unaffiliated third party, IntelliCom International, Ltd. (“IntelliCom”), acquired the assets of Helios Health, Inc. (“Helios Health”), which was under bankruptcy protection under Chapter 7 of the United States Bankruptcy Code.  Prior to its bankruptcy, Helios Health had operated the largest network of healthcare-focused kiosks in the United States, with nearly 1,400 e-Station kiosks with Internet-based interactive education stations in the waiting rooms of doctors’ offices.  Helios acquired this network, as well as Helios Health’s website.

In connection with the Helios Health acquisition and the Merger, the Company agreed to loan to ICES, through a Convertible Revolving Promissory Note ("Convertible Note"), up to $150,000 at an interest rate of ten percent (10%) per annum.  As of September 30, 2001, $97,500 had been loaned under the Convertible Note, primarily to fund the operations of Helios.  The outstanding principal and interest of the Convertible Note is due and payable in May 2002.  The Convertible Note further provides that if the Merger does not occur on or prior to December 31, 2001, the principal amount of the Convertible Note, and any accrued but unpaid interest thereon, may, at the option of the Company, be repaid in cash or be converted into such number of shares ("Conversion Shares") of common stock of MedicalEdge, equal to the quotient obtained by dividing (i) the outstanding principal amount of the Convertible Note by (ii) eighty percent (80%) of the lowest price per share at which MedicalEdge sold its shares in any "Offering" (as defined in the Convertible Note) after the issuance of the Convertible Note and prior to the conversion thereof.

Other Matters

The Company is currently negotiating the exchange of its outstanding Series D Stock into subordinated promissory notes in the aggregate principal amount equal to the aggregate liquidation preference of the outstanding Series D Stock plus accrued and unpaid dividends.  However, the accompanying unaudited financial statements do not give effect to any exchange that may result from these negotiations.

Note 5. - Lease Obligations

During the nine months ended September 30, 2001, the Company entered into a capital lease agreement with DFS for certain diagnostic imaging equipment.  The lease, in the principal amount of $643,000, commenced on June 22, 2001 and terminates on July 22, 2006.

Note 6. – Segment Information

Through the end of the third quarter of fiscal 2001, the Company operated in two industry segments: (i) diagnostic imaging and (ii) physician management/consulting and clinical research operations.  The diagnostic imaging segment primarily involves operating fixed–site diagnostic imaging facilities.  The physician management/consulting and clinical research segment, which commenced operations during the second quarter of fiscal 1998, consisted of providing management and consulting services to independent physician practices and providing clinical research opportunities to such practices and others.  Effective October 1, 2001, as a result of the unprofitability of the physician management/consulting operations, the Company ceased such operations.

The following table shows net revenues and operating losses by industry segment for the nine-month periods ended September 30, 2001 and September 30, 2000.  Assets are not identified by industry segment.  Operating income consists of revenues less direct operating expenses.  All corporate operating expenses have been allocated to the diagnostic imaging segment:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001
	(Unaudited)	(Unaudited)
Net revenues:
Diagnostic imaging	$2,275,351	$10,711,792
Physician management/consulting and clinical research	57,590	153,571
Total	$2,332,941	$10,865,363

Operating loss:
Diagnostic imaging	$(1,819,708)	$(1,152,029)
Physician management/consulting and clinical research	(75,153)	(230,079)
Total	$(1,894,861)	$(1,382,108)

Note 7. - Other Transactions

Medical Billing Services

In March 2001, the Company, in its continuing efforts to reduce expenses, entered into an agreement with an unaffiliated third party, Practical Billing Solutions, Inc. ("PBS"), to provide medical billing services for its diagnostic imaging operations.  The Company was able to reduce its headcount by 23 employees as the result of this outsourcing arrangement.  The agreement provides that PBS will bill insurance companies, patients and other payors, on behalf of the Company, for a percentage of collections plus postage expenses.  The term of the agreement is for 36 months and automatically renews for additional periods of 24 months each, with a right to terminate after one year with 90 days written notice

Note 8. – Subsequent Events

Relocation of Corporate Offices

The Company’s agreement with PBS resulted in excess office space at its former billing office in Ocean Township.  As an additional expense reduction measure, the Company has sublet all of its corporate offices in Shrewsbury, New Jersey, effective December 1, 2001, and will relocate its corporate offices to the Ocean Township facility by that date.  The consolidation of the Company’s office operations is expected to yield savings of $20,000 per month.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  These forward-looking statements can generally be identified by the use of such terms as  "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," or similar variations or the negative thereof.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner including the integration of acquisitions, risks associated with the Company’s need to refinance certain near-term debt maturities, risks relating to the Company's ability to generate sufficient cash to meet its operating requirements, risks regarding currently unforeseen competitive pressures affecting participants in the health care market and risks affecting the Company’s industry, such as increased regulatory compliance and changes in regulatory requirements, changes in payor reimbursement levels and technological changes.  In addition, the Company’s business, operations and financial conditions are subject to the risks, uncertainties and assumptions described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission.  The Company assumes no obligation to update any such forward-looking statements.

Results of Operations

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000

For the nine months ended September 30, 2001, the Company reported a net loss of $1.4 million as compared to a net loss of $2.3 million for the similar period in 2000.  During each of the nine-month periods in 2001 and 2000, the Company recorded dividends to preferred stockholders of $744,000 and $747,000, respectively, resulting in net losses applicable to common stockholders of $2.1 million, or $1.58 per share, in 2001, and $3.0 million, or $2.60 per share, in 2000.

For the nine months ended September 30, 2001, the Company’s total revenues were $10.9 million, a decrease of $2.9 million, or 21.1%, from the Company’s total revenues of $13.8 million for the nine months ended September 30, 2000.  The decrease in revenues was primarily attributable to the elimination of $3.3 million in revenue generated in fiscal 2000 at the Company’s former facilities in Brooklyn, Wayne, and Rittenhouse Square, which facilities were sold in November 2000, December 2000 and March 2001, respectively, and Lower Manhattan, at which site scans were discontinued in the latter part of the second quarter of 2001, which was offset by an increase of $200,000 in revenue at the other New Jersey facilities.

During the nine-month period ended September 30, 2001, total operating expenses, excluding gain on the sale of assets, were $13.1 million as compared to $14.8 million in the comparable period in 2000, a decrease of $1.7 million, or 11.7%.  This decrease is primarily comprised of (i) decreases of $350,000 and $750,000 in depreciation and amortization and other operating expenses, respectively, resulting from the sale of the Brooklyn, Wayne and Rittenhouse facilities and the closing of the Lower Manhattan facility; (ii) a decrease of $150,000 in other operating expenses, primarily employee benefits and office expenses,  relating to the outsourcing of the medical billing function; (iii) a decrease of $900,000 in salaries expense, which is comprised of $550,000 in salary reductions resulting from the sale or closure of the Company’s Brooklyn, Wayne, Rittenhouse and Lower Manhattan facilities, plus $350,000 in salary reductions from outsourcing the medical billing function; and (iv) a reduction in interest expense of $250,000 relating to reduced balances on outstanding borrowings and the renegotiation of capital lease obligations.  These decreases were offset by (i) an increase of $350,000 in other operating expenses relating to the Pavonia facility; (ii) an increase of $300,000 in other operating expenses representing fees paid for outsourced medical billing operations; and (iii) an increase of $500,000 in salaries, of which $250,000 is related to the Pavonia diagnostic imaging facility and the remaining $250,000 is related to additional salaries in connection with diagnostic imaging operations and corporate staff.  In addition, in fiscal 2000, the Company recognized $600,000 of amortization of goodwill, the balance of which was written off at December 31, 2000.

During the first quarter ended March 31, 2001, the Company sold certain assets, including medical office equipment, relating to its diagnostic imaging facility located at Rittenhouse Square.  During the first quarter of 2001, the Company also sold certain assets relating to its former facility in Brooklyn, which was sold in November 2000.  During the third quarter of 2001, the Company transferred the magnetic resonance imaging equipment located in its Edgewater facility in connection with its planned closing of this facility on September 30, 2001.  Under the terms of the transfer of this equipment, the Company’s remaining capital lease obligations were assumed by an unaffiliated third party.  Results of operations for the nine-month period ended September 30, 2001 includes gain on the sale of assets of $900,000 relating to the disposition of these assets.

Three months ended September 30, 2001 vs. three months ended September 30, 2000

For the three months ended September 30, 2001, the Company reported a net loss of $1.8 million as compared to a net loss of $2.1 million for the comparable period in 2000.  During each of the three-month periods ended September 30, 2001 and 2000, the Company recorded dividends to preferred stockholders of $251,000, resulting in net losses applicable to common stockholders of $2.1 million, or $1.51 per share, in 2001, and $2.3 million, or $1.88 per share, in 2000.

For the three months ended September 30, 2001, the Company’s total revenues were $2.3 million, a decrease of $1.6 million, or 40.8%, from the Company’s total revenues of $3.9 million for the three months ended September 30, 2000.  The decrease in total revenues was primarily attributable to (i) the elimination of $1.2 million in revenue generated in fiscal 2000 at the Company’s former facilities in Brooklyn, Wayne, Rittenhouse Square and Lower Manhattan; and (ii) a decrease of $400,000 in revenue from the Company’s Monmouth, Edgewater and Lower Manhattan facilities, which decreases were due to a decline in the number of MRI and other diagnostic referrals in the fiscal 2001 third quarter.

During the three-month period ended September 30, 2001, total operating expenses, excluding gain on the sale of assets, decreased by $400,000, or 8.7%, to $4.3 million from $4.7 million in the comparable period in fiscal 2000.  This decrease is primarily comprised of (i) decreases of $100,000 and $300,000 in depreciation and amortization and other operating expenses, respectively, resulting from the sale of the Brooklyn, Wayne and Rittenhouse facilities and the closing of the Lower Manhattan facility; (ii) a decrease of $50,000 in other operating expenses, primarily employee benefits and office expenses, relating to the outsourcing of the medical billing function; (iii) a decrease of $500,000 in salaries, which is comprised of $300,000 in salary reductions resulting from the sale or closure of the Company’s Brooklyn, Wayne, Rittenhouse and Lower Manhattan facilities, plus $200,000 in salary reductions from outsourcing the medical billing function; and (iv)  a reduction in interest expense of $100,000 relating to reduced balances on outstanding credit facilities and the renegotiation of capital lease obligations.  These decreases were offset by (i) an increase of $150,000 in other operating expenses relating to the Pavonia facility; (ii) an increase of $100,000 in other operating expenses representing fees paid for outsourced medical billing operations; (iii) an increase of $200,000 in other operating expenses relating to equipment maintenance and facilities expenses; and (iv) an increase of $200,000 in salaries, of which $100,000 is related to the Pavonia diagnostic imaging facility and the remaining $100,000 is related to additional salaries in connection with diagnostic imaging operations and corporate staff.  In addition, in fiscal 2000, the Company had recognized $100,000 of amortization of goodwill, the balance of which was written off at December 31, 2000.

During the third quarter of 2001, the Company transferred the magnetic resonance imaging equipment located in its Edgewater facility in connection with its planned closing of this facility on September 30, 2001.  Under the terms of the transfer of this equipment, the Company’s remaining capital lease obligations were assumed by an unaffiliated third party, resulting in a gain on the transfer of the equipment of $67,000, which was recorded in the third quarter of fiscal 2001.

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

Although the Company has implemented various measure to improve its revenues during the past several years, including the formation of Atlantic Imaging Group in April 1999, the establishment of clinical research operations in September 1999 and the formation of CliniCure.com in January 2000, these efforts have not been sufficient to eliminate the Company's operating losses.  Accordingly, during the latter part of 2000 and the first half of 2001, the Company took a number of additional steps to further streamline its cost structure and eliminate its least profitable operations.  Among the actions taken by the Company were the leasing of its employees in June 2000; the sale of certain diagnostic imaging facilities located in Brooklyn, New York in November 2000, in Wayne, New Jersey in December 2000, and in Philadelphia, Pennsylvania in March 2001; the outsourcing of its billing operation in March 2001; the closure of its diagnostic imaging facility in Lower Manhattan during the latter part of the second quarter of 2001; and the renegotiation of certain of its credit facilities and leasing arrangements.  In addition, the Company closed its Edgewater facility in September 2001 and transferred the related MRI equipment.  The Company also ceased its physician management/consulting operations, effective October 1, 2001, and expects to consolidate its office operations during the fourth quarter of 2001.  The Company does not expect to incur any additional costs in connection with the cessation of these operations.

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

As a result of the January 2001 renegotiation, the DFS Bridge Loan is now evidenced by three separate notes with differing interest rates (ranging from 12% to 13%) and extended the maturity date for two of the three notes (to December 31, 2005).  Under the terms of the DFS Bridge Loan restructuring, no payments of principal and interest were due for the first quarter of 2001.  At September 30, 2001, the outstanding balances of these notes aggregated $9.4 million.

Effective December 26, 1996, the Company entered into a Loan and Security Agreement with DVI Business Credit Corporation ("DVIBC"), an affiliate of DFS, to provide a revolving line of credit to the Company.  The agreement contains customary affirmative and negative covenants including covenants requiring the Company to maintain certain financial ratios and minimum levels of working capital.  The maximum amount available under this credit facility is currently $4.0 million with advances limited to 75% of eligible accounts receivable, as determined by DVIBC.  Borrowings under the revolving line of credit bear interest at the rate of 3% over the prevailing prime lending rate and currently is repayable on December 15, 2001.  At September 30, 2001, the Company had $3.0 million of borrowings under this credit facility.

As of September 30, 2001, the Company had a cash balance of $400,000, a net decrease of $100,000 from the end of the prior year.

During the nine-month period ended September 30, 2001, the Company generated $1.0 million from operating activities, as compared to $2.2 million of cash generated from operating activities during the comparable period in fiscal 2000.  Net cash provided by operating activities included $800,000 of proceeds received from the sale of assets.

Cash flows provided by investing activities were $800,000, which includes: (i) proceeds received by the Company from the sale of property, plant and equipment of $800,000, relating to the Rittenhouse and Brooklyn facilities; (ii) collection of a $200,000 loan receivable due at December 31, 2000, relating to the sale of the Wayne facility; (iii) payments totaling $100,000 for purchases of property, plant and equipment; and (iv) advances aggregating $100,000 to International Commerce Exchange Systems, Inc. (“ICES”) under a Convertible Revolving Promissory Note.  The advances to ICES were made in connection with the Company’s purchase of 40% of the common stock of Helios Ventures, Inc. (“Helios”) and the Company’s contemplated merger with MedicalEdge Technologies, Inc., an indirect subsidiary of ICES, which also purchased 40% of the common stock of Helios.

During the nine month period ended September 30, 2001, the Company utilized $1.9 million of cash in its financing activities, which is comprised of (i) payments of $1.5 million pertaining to the DFS Bridge Loan, and (ii) payments of $400,000 on capital lease obligations.

The nature of the Company's operations requires significant capital expenditures which generally have been financed through the issuance of debt and capital leases.  Continued expansion of the Company's business, including the implementation of its new business model, will require substantial cash resources and will have an impact on the Company's liquidity.

The Company believes that cash to be provided by the Company's operating activities, together with continuing availability of funds under  the Company's revolving line of credit, will be sufficient to fund its anticipated cash requirements for its present operations.  The revolving line of credit matures on December 15, 2001. The Company is negotiating an extension of such maturity date, but there can be no assurance that such negotiations will be successfully concluded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

PART II - OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form  8-K

(a)       Exhibits.

10.82       Amendment to the Loan and Security Agreement, entered into as of July 31, 2001, by and between HealthCare Integrated Services, Inc.; HIS of Rittenhouse Square, Inc. (successor by assignment from Rittenhouse Square Imaging Associates, L.P.); HIS Imaging, LLC (successor by assignment from HIS Imaging Co.) and DVI Business Credit Corporation.

10.83       Letter Agreement, dated October 30, 2001, by and between HealthCare Integrated Services, Inc.; HIS of Rittenhouse Square, Inc. (successor by assignment from Rittenhouse Square Imaging Associates, L.P.); HIS Imaging, LLC (successor by assignment from HIS Imaging Co.) and DVI Business Credit Corporation.

(b)       Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE INTEGRATED SERVICES, INC.
(Registrant)

Date: November 19, 2001	/s/ Elliott H. Vernon
Elliott H. Vernon
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.82

Amendment to the Loan and Security Agreement, entered into as of July 31, 2001, by and between HealthCare Integrated Services, Inc.; HIS of Rittenhouse Square, Inc. (successor by assignment from Rittenhouse Square Imaging Associates, L.P.); HIS Imaging, LLC (successor by assignment from HIS Imaging Co.) and DVI Business Credit Corporation.

10.83

Letter Agreement, dated October 30, 2001, by and between HealthCare Integrated Services, Inc.; HIS of Rittenhouse Square, Inc. (successor by assignment from Rittenhouse Square Imaging Associates, L.P.); HIS Imaging, LLC (successor by assignment from HIS Imaging Co.) and DVI Business Credit Corporation.